Form 10-Q
period 1996-06-30
NATIONAL PROPANE PARTNERS LP
filed 1996-08-19
CIK 1011292

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from________ to ________-.

                         Commission file number: 1-11867

                         NATIONAL PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                          42-1453040
           --------                                          ----------
(State or other jurisdiction of                             (IRS Employer
Incorporation or organization)                           Identification No.)

         200 First Street S.E., IES Tower, Suite 1700, Cedar Rapids, IA
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                   52401-1409
                                   ----------
                                   (Zip Code)

                                 (319) 365-1550
                                 --------------
              (Registrant's telephone number, including area code)

       ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [ ] No [X]

         There were 6,301,550 Common Units and 4,533,638 Subordinated Units outstanding as of July 31, 1996.

National Propane Partners, L.P.
Index to Form 10-Q

Part I Financial Information

   Item 1--Financial Statements


  National Propane Partners, L.P.:
    Condensed Consolidated Balance Sheet--June 30, 1996
    Condensed  Consolidated  Statement  of  Operations--March  13, 1996 (date of inception)
      through June 30, 1996
    Condensed  Consolidated  Statement  of Cash  Flows--March  13, 1996 (date of inception)
      through June 30, 1996
    Notes to Condensed Consolidated Financial Statements

  National Propane Corporation (Predecessor):
    Condensed  Consolidated Balance  Sheets--December 31, 1995 and June 30, 1996
    Condensed Consolidated Statements of Operations--Three months and six months ended June 30, 1995 and 1996
    Condensed Consolidated Statements of Cash Flows--Six months ended
      June 30, 1995 and 1996
    Notes to Condensed Consolidated Financial Statements

  Item II--Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Part II Other Information

  Item 5--Other Information

  Item 6--Exhibits and Reports on Form 8-K

  Signature

                         NATIONAL PROPANE PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                   June 30,
                                                                    1996
                                                                   -----
Assets
  Cash                                                             $2,023
                                                                   ------
    Total Assets                                                   $2,023
                                                                   ------
                                                                   ------


Liabilities and General Partners' Capital
  Due to National Propane Corporation                              $1,000

  General Partners' Capital                                         1,023
                                                                   ------
    Total Liabilities and General Partners' Capital                $2,023
                                                                   ------
                                                                   ------


       See accompanying notes to condensed consolidated financial statements.

                        NATIONAL PROPANE PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

                                                                 March 13, 1996
                                                              (date of inception)
                                                                    through
                                                                  June 30, 1996
                                                                  -------------
General and Administrative Expenses                                   $ 977
                                                                       ----
Net loss                                                              $(977)
                                                                       ----
                                                                       ----
General Partners' interest in net loss                                $(977)
                                                                       ----
                                                                       ----







See accompanying notes to condensed consolidated financial statements.

                             NATIONAL PROPANE PARTNERS, L.P.
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                                March 13, 1996
                                                             (date of inception)
                                                                   through
                                                                June 30, 1996
                                                             -------------------

Cash flows from operating activities:
  Net loss                                                            $(977)
                                                                       -----
  Net cash used in operating activities                                (977)
                                                                       -----
Cash flows from financing activities:
  Increase in Due to National Propane Corporation                      1,000
  Capital contribution                                                 2,000
                                                                       -----
    Net cash provided by financing activities                          3,000
                                                                       -----

Net increase in cash                                                   2,023
Cash at beginning of period                                               --
                                                                      ------
Cash at end of period                                                 $2,023
                                                                      ------
                                                                      ------







See accompanying notes to condensed consolidated financial statements.

                         NATIONAL PROPANE PARTNERS, L.P.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization

         National Propane Partners, L.P. (the "Partnership") was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P. (the "Operating Partnership") were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (principally other than amounts due from a parent, deferred financing costs and income tax liabilities) of National Propane Corporation (the "Predecessor Company", and referred to subsequent to the initial public offering (described below) as the "Managing General Partner"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). In addition, National Sales and Service, Inc. ("NSSI"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of the Predecessor Company. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities consummated on July 2, 1996 (the "Closing Date"), an initial public offering of 6,190,476 Common Units representing limited partner interests in the Partnership (the "Common Units") for an offering price of $21.00 per Common Unit aggregating $130 million before underwriting discounts and commissions and other expenses related to the offering. On such date the Managing General Partner issued in a private placement $125 million of 8.54% First Mortgage Notes due June 30, 2010 (the "First Mortgage Notes"). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance (the "Partnership Conveyance") by the Managing General Partner and National Propane SGP, Inc. (the "Special General Partner" and, together with the Managing General Partner referred to as the "General Partners"), of substantially all of their assets (which assets did not include the existing intercompany note from Triarc, approximately $59.3 million of the net proceeds from the issuance of the First Mortgage Notes and certain other assets of the General Partners). On July 22, 1996, the underwriters of the Partnership's initial public offering exercised an overallotment option to purchase an additional 111,074 Common Units for an offering price of $21.00 per Common Unit aggregating $2.3 million before underwriting discounts and commissions and other expenses.

         The General Partners own general partner interests representing an aggregate 4% unsubordinated general partner interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the "Subordinated Units") representing a 40.2% subordinated general partner interest in the Partnership Entities.


Note 2 - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Partnership, however, the accompanying financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position, results of operations and cash flows.

Note 3 - Long Term Debt

         First Mortgage Notes - Concurrent with the initial public offering the Managing General Partner issued $125 million of First Mortgage Notes in a private placement, which have been assumed by the Operating Partnership in connection with the Partnership Conveyance. The First Mortgage Notes bear interest at a fixed annual rate of 8.54% payable semi-annually in arrears.

         The agreement pursuant to which the First Mortgage Notes were issued contains certain restrictive covenants limiting, among other items, (i) the incurrence of certain other additional indebtedness, (ii) certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and (iii) restricts the payment of dividends.

         The First Mortgage Notes mature on June 30, 2010 and require eight equal annual prepayments of $15,625,000 of principal beginning June 30, 2003.

         Bank Credit Facility -- Concurrent with the initial public offering, the Operating Partnership entered into a $55 million bank credit facility (the "Bank Credit Facility") with a group of banks. The Bank Credit Facility includes a $15 million working capital facility (the "Working Capital Facility") and a $40 million acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. The Bank Credit Facility bears interest, at the Operating Partnership's option, at either (i) the 30, 60, 90 or 180-day London Interbank Offered Rate plus a margin generally ranging from 1% to 1.75% or (ii) the higher of (a) the prime rate and
(b) the Federal funds rate plus 0.5%, in either case, plus a margin of up to 0.25%. The Working Capital Facility matures in full in July 1999. However, the Operating Partnership must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in equal quarterly installments through July 2001. The Bank Credit Facility agreement contains various covenants which
(i) require meeting certain financial amount and ratio tests (ii) limit, among other items, the incurrence of indebtedness, investments, asset dispositions and affiliate transactions other than in the normal course of business and (iii) restricts the payment of dividends.



         The Operating Partnership's obligations under both the First Mortgage Notes and the Bank Credit Facility are collateralized on an equal and ratable basis by a security interest in substantially all of the assets of, and the Partnership's limited partner interest in, the Operating Partnership and are guaranteed by the Managing General Partner.


Note 4 - Acquisitions

         Subsequent to the Closing Date the Operating Partnership acquired the assets of two unaffiliated propane distributors for cash consideration of $975,000.


Note 5 - Contingencies

         In May 1994 the Predecessor Company was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. The Predecessor Company purchased the property from a company which had purchased the assets of a utility which had previously owned the property. The Predecessor Company believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem the Predecessor Company engaged environmental consultants who began work in August 1994. In February 1996, the Predecessor Company's environmental consultants provided a report which presented the two most likely remediation methods and estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1,600,000 to $3,300,000. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $432,000 to $750,000. Based on discussion with the Predecessor Company's environmental consultants both methods are acceptable remediation plans. The Predecessor Company, however, will have to agree on a final plan with the State of Wisconsin. Since receiving notice of the contamination, the Predecessor Company has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. The discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown which remediation method will be used. Since no amount within the ranges can be determined to be a better estimate, the Predecessor Company has accrued $432,000 at December 31, 1995 and June 30, 1996 in order to provide for the minimum costs estimated for the second remediation method and legal fees and other professional costs. The Predecessor Company is also engaged in ongoing discussions of a general nature with a successor to the utility that operated a coal gasification plant on the property. There is as yet no indication that a successor owner will share the costs of remediation. The Predecessor Company, if found liable for any such costs, would attempt to recover such costs from the successor owner. Pursuant to a lease with the Predecessor Company relating to this facility, the Operating Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successor or from insurance. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on the Partnership's consolidated financial position or results of operations.

         The Partnership is involved in ordinary claims, litigation and administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management of the Partnership, the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Note 6 - Unaudited Pro Forma Condensed Consolidated Financial Statements


         The following pro forma condensed consolidated balance sheet of the Partnership has been prepared by adjusting the assets and liabilities of the Partnership resulting from the Partnership Conveyance by the General Partners to give effect to the offering, a $40.7 million loan to Triarc (the "Partnership Loan") and the use of proceeds of the offering as if they had occurred on June 30, 1996. The following pro forma condensed consolidated statement of operations of the Partnership has been prepared by adjusting the consolidated statement of operations of the Predecessor Company for the six months ended June 30, 1996 (see Predecessor Company condensed consolidated financial statements included elsewhere herein) to give effect to the above transactions as if they had occurred on January 1, 1996. The pro forma adjustments are described in the accompanying notes to the pro forma condensed consolidated financial statements which should be read in conjunction with such pro forma condensed consolidated financial statements. Such pro forma condensed consolidated financial statements should also be read in conjunction with the Predecessor Company's condensed consolidated financial statements and notes thereto included elsewhere herein. The following pro forma condensed consolidated financial statements do not purport to be indicative of the actual financial position or the results of operations that would have resulted had the above transactions actually been consummated on the dates indicated or of the future financial position or the results of operations of the Partnership which will result from the consummation of such transactions.

                         NATIONAL PROPANE PARTNERS, L.P.
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30,1996

                                                         National                            National
                                                         Propane                             Propane
                                                      Partners, L.P.     Pro Forma         Partners, L.P.
                                                        Conveyance      Adjustments          Pro Forma
                                                      ----------------  -----------       ----------------
                     ASSETS                                            (In thousands)
Current assets:
   Cash                                                   $64,831        $118,933 (a)          $2,025
                                                                          (67,092)(b)
                                                                          (40,700)(c)
                                                                          (12,227)(d)
                                                                          (61,720)(e)
   Receivables, net                                        13,304             --               13,304
   Finished goods inventories                               9,441             --                9,441
   Other current assets                                     2,486             --                2,486
                                                         --------        ---------           --------
      Total current assets                                 90,062         (62,806)             27,256
Due from Triarc                                               --           40,700 (c)          40,700
Properties, net                                            80,886            --                80,886
Unamortized costs in excess of net assets of
  acquired companies                                       14,819            --                14,819
Other assets                                                8,434            --                 8,434
                                                         --------        ---------           --------
                                                         $194,201        ($22,106)           $172,095
                                                         --------        ---------           --------
                                                         --------        ---------           --------

        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:

   Current portion of long-term debt                       $3,784        $ (3,469)(e)            $315
   Accounts payable                                         4,033            --                 4,033
   Due to Triarc and an affiliate                          12,227         (12,227)(d)              --
   Accrued expenses                                         8,460            (180)(b)           8,117
                                                                             (163)(e)
                                                         --------        ---------           --------
    Total current liabilities                              28,504         (16,039)             12,465
Long-term debt                                            251,181         (66,912)(b)         126,181
                                                                          (58,088)(e)

Other liabilities                                           2,051            --                 2,051
Commitments and contingencies
Partners' capital
   Limited partners' capital                                 --           118,933 (a)          17,526
                                                                          101,407 (f)
   General partners' capital                              (87,535)       (101,407)(f)          13,872
                                                         --------        ---------           --------
      Total partners' capital                             (87,535)        118,933              31,398
                                                         --------        ---------           --------
                                                         $194,201        $(22,106)           $172,095
                                                         --------        ---------           --------
                                                         --------        ---------           --------

      See notes to unaudited pro forma condensed consolidated balance sheet

                         NATIONAL PROPANE PARTNERS, L.P.
               NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                                  BALANCE SHEET
                       (In thousands, except Unit amounts)


         (a) To reflect the net proceeds to the Partnership of $118,933 from the issuance of 6,301,550 Common Units at an offering price of $21.00 per Common Unit net of $13,400 for underwriting discounts and commissions and other expenses relating to the initial public offering.

         (b) To reflect the repayment of $67,092 of existing indebtedness consisting of principal ($66,912) and accrued interest and commitment fees ($180) utilizing a portion of the proceeds from the sale of Common Units.

         (c) To reflect the $40,700 Partnership Loan to Triarc.

         (d) To record the payment of liabilities due to Triarc and another affiliate primarily representing accrued management fees and tax sharing payments.

         (e) To reflect the repayment of $61,720 of existing indebtedness consisting of principal ($61,557) and accrued interest ($163) utilizing a portion of the proceeds from the issuance of the First Mortgage Notes.

         (f) To record the allocation of partners' capital resulting from the completion of the initial public offering described in (a) above.

                         NATIONAL PROPANE PARTNERS, L.P.
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       (In thousands, except Unit amounts)

                                                     Six months ended June 30. 1996
                                         -----------------------------------------------------
                                             National                            National
                                             Propane                              Propane
                                           Corporation         Pro Forma      Partnership, L.P.
                                         & Subsidiaries      Adjustments        Pro Forma
                                         --------------      -----------     -----------------
Revenues                                    $88,298              $ --            $88,298
                                            -------               ----        ----------
Operating costs and expenses:
  Cost of sales                              64,863                --             64,863
  Selling, general and administrative
    expenses                                 11,656                750 (a)        12,406
  Management fees charged by parent           1,500             (1,500)(b)          --
                                            -------             ------        ----------
                                             78,019               (750)           77,269
                                            -------             ------        ----------
  Operating income                           10,279                750            11,029
                                            -------             ------        ----------
Other income (expense):
  Interest expense                           (6,242)               582 (c)        (5,660)
  Interest income from parent                  --                2,750 (d)         2,750
  Other income, net                             510                --                510
                                            -------             ------        ----------
                                             (5,732)             3,332            (2,400)
                                            -------             ------        ----------

  Income before income taxes                  4,547              4,082             8,629
  Provision for (benefit from) income taxes   1,922             (1,822)(e)           100
                                              -----             ------        ----------
    Net income                               $2,625             $5,904            $8,529
                                              -----             ------        ----------
                                              -----             ------        ----------
General Partners' interest in net income (f)                                        $341
                                                                              ----------
                                                                              ----------
Unitholders' interest in net income (f)                                           $8,188
                                                                              ----------
                                                                              ----------
Net income per Unit (f)                                                            $0.76
                                                                              ----------
                                                                              ----------
Weighted average number of Units outstanding (f)                              10,835,188
                                                                              ----------
                                                                              ----------


    See notes to unaudited pro forma condensed consolidated statement of operations.



                         NATIONAL PROPANE PARTNERS, L.P.
          NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT
                                  OF OPERATIONS
                             (Dollars in thousands)

(a) To reflect the estimated stand-alone general and administrative costs associated with the Partnership. The following are primarily based on actual quotes for third party services and salary levels commensurate with the market:

    Cost  of  tax  return  preparation  and  recordkeeping                                   $125
    Investor  relations                                                                       100
    Insurance                                                                                 100
    Audit and legal services                                                                  125
    Registrar and stock exchange fees                                                          62
    Direct charges from Triarc                                                                 88
    Other                                                                                     150
                                                                                             ----
                                                                                             $750
                                                                                             ----
                                                                                             ----

(b) To reflect the elimination of the management services fee charged by Triarc which will not be charged to the Partnership Entities.

(c)  Represents adjustments to interest expense as follows:

    Interest expense on the existing credit facility                                         $5,318
    Interest expense on other existing indebteness                                              276
    Amortization of deferred financing costs associated with
       the existing credit facility                                                             597
    Interest expense on the First Mortgage Notes (interest
       rate of 8.54%)                                                                        (5,338)
    Amortization of deferred financing costs associated with
       the First Mortgage Notes                                                                (271)
                                                                                             ------
                                                                                               $582
                                                                                             ------
                                                                                             ------


(d) To reflect interest income at 13.5% on the $40,700 Partnership Loan to Triarc.

(e) To reflect the reduction of the provision for income taxes as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes relative to the Partnership's wholly owned subsidiary which will conduct certain of the Partnership's operations.

(f) The General Partners' allocation of net income is based on their combined 4% unsubordinated general partner interest in the Partnership (excluding the Subordinated Units). The General Partners' 4% allocation of net income has been deducted before calculating the net income per unit. The allocation of net income for Common Units and Subordinated Units is based on the terms of the partnership agreement and that 6,301,550 Common Units and 4,533,638 Subordinated Units were outstanding at all times during the period.

           NATIONAL PROPANE CORPORATION AND SUBSIDIARIES (PREDECESSOR)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except for share data)
                                   (Unaudited)

                                                                               Dec 31,    June 30,
                                                                               1995(A)      1996
                                                                               -------    --------

                               ASSETS
Current assets:
   Cash                                                                        $2,825     $4,561
   Receivables, net                                                            16,391     13,304
   Finished goods inventories                                                  10,543      9,441
   Other current assets                                                         4,340      4,679
                                                                             --------   --------
      Total current assets                                                     34,099     31,985

Properties, net                                                                83,214     80,959
Unamortized costs in excess of net assets of acquired companies                15,161     14,819
Other assets                                                                    6,638      7,114
                                                                             --------   --------
                                                                             $139,112   $134,877
                                                                             --------   --------
                                                                             --------   --------
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt                                          $11,278     $3,784
   Accounts payable                                                             7,836      4,033
   Due to a parent and another affiliate                                        9,972     12,788
   Accrued expenses                                                             9,370      9,061
                                                                             --------   --------
      Total current liabilities                                                38,456     29,666

Long-term debt                                                                124,266    126,181
Deferred income taxes                                                          22,878     22,954
Customer deposits                                                               2,112      2,051

Commitments and contingencies
Stockholders' equity (deficit):
   Preferred stock, 221,900 shares authorized and no shares issued
     or outstanding                                                             --          --
   Common stock, $1 par value; 3,000 shares authorized,
     1,360 shares issued and outstanding                                            1          1
   Additional paid in capital                                                  36,270     36,270
   Accumulated deficit                                                         (3,479)      (854)
   Due from Triarc                                                            (81,392)   (81,392)
                                                                             --------   --------
      Total stockholders' deficit                                            ($48,600)  ($45,975)
                                                                             --------   --------
                                                                             $139,112   $134,877
                                                                             --------   --------
                                                                             --------   --------

(A) Derived from the audited consolidated financial statements as of December 31, 1995

    See accompanying notes to condensed consolidated financial statements.

          NATIONAL PROPANE CORPORATION AND SUBSIDIARIES (PREDECESSOR)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                         Three Months Ended     Six Months Ended
                                                                              June 30,              June 30,
                                                                         ------------------    ------------------
                                                                          1995       1996       1995       1996
                                                                         -------    -------    -------    ------
Revenues                                                                 $26,418    $28,317    $76,725    $88,298
                                                                         -------    -------    -------    -------
Operating costs and expenses:
     Cost of sales                                                        21,979     23,709     55,840     64,863
     Selling, general and administrative expenses                          5,026      5,803     10,201     11,656
     Management fees charged by parents                                      750        750      1,500      1,500
                                                                         -------    -------    -------    -------
                                                                          27,755     30,262     67,541     78,019
                                                                         -------    -------    -------    -------
          Operating income (loss)                                         (1,337)    (1,945)     9,184     10,279
                                                                         -------    -------    -------    -------
Other income (expense):
     Interest expense                                                     (2,961)    (3,104)    (5,825)    (6,242)
     Other income, net                                                       190        233        489        510
                                                                         -------    -------    -------    -------
                                                                          (2,771)    (2,871)    (5,336)    (5,732)
                                                                         -------    -------    -------    -------
          Income (loss) before income taxes                               (4,108)    (4,816)     3,848      4,547
Provision for (benefit from) income taxes                                 (1,580)    (1,927)     1,575      1,922
                                                                         -------    -------    -------    -------
          Net income (loss)                                              $(2,528)   $(2,889)   $ 2,273    $ 2,625
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------

     See accompanying notes to condensed consolidated financial statements.

          NATIONAL PROPANE CORPORATION AND SUBSIDIARIES (PREDECESSOR)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         Six months ended
                                                                                            June 30,
                                                                                 -----------------------------
                                                                                  1995                 1996
                                                                                 -------              ------

Cash flows from operating activities:
  Net Income                                                                    $  2,273              $  2,625
  Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation and amortization of properties                                   4,352                 5,015
     Amortization of costs in excess of net assets of acquired properties            245                   359
     Amortization of deferred financing costs                                        672                   597
     Other amortization                                                              202                   110
     Provision for doubtful accounts                                                 431                   734
     Deferred income tax benefit                                                    (294)                 (800)
     Gain on sales of properties                                                     (93)                  (52)
     Other, net                                                                     (203)                  (87)
     Changes in operating assets and liabilities
       Decrease in:
          Receivables                                                              5,950                 2,354
          Inventories                                                              2,401                 1,102
          Prepaid expenses and other current assets                                   79                   538
       Decrease in accounts payable and accrued expenses                          (6,079)               (4,112)
                                                                                --------              --------
     Net cash provided by operating activities                                     9,936                 8,383
                                                                                --------              --------
Cash flows from investing activities:
  Capital expenditures                                                            (3,289)               (2,691)
  Business acquisitions                                                              (78)                  (37)
  Proceeds from sales of properties                                                  333                   227
  Decrease (increase) in due from parents                                         (3,288)                2,877
                                                                                --------              --------
     Net cash (used in) provided by investing activities                          (6,322)                  376
                                                                                --------              --------
Cash flows from financing activities:
  Repayments of long-term debt                                                   (12,882)               (8,820)
  Proceeds from long-term debt                                                     8,000                 3,000
  Expenses of the offering and private placement                                       0                (1,201)
  Other                                                                             (812)                   (2)
                                                                                --------              --------
     Net cash used in financing activities                                        (5,694)               (7,023)
                                                                                --------              --------
Net increase (decrease) in cash                                                   (2,080)                1,736
Cash at beginning of period                                                        3,983                 2,825
                                                                                --------              --------
Cash at end of period                                                           $  1,903              $  4,561
                                                                                --------              --------
                                                                                --------              --------







     See accompanying notes to condensed consolidated financial statements.

                  NATIONAL PROPANE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)
                             (Dollars in thousands)

1.       Basis of Presentation

         National Propane Corporation and subsidiaries (the "Company") is a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). The three and six months ended June 30, 1995 and 1996 reflect the effects of the June 1995 merger (the "Merger") of Public Gas Company with and into the Company. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the 1995 periods have been restated to reflect the Merger.

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company, however, the accompanying financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows. Due to the seasonal nature of the Company's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.


2.       Properties

         The following is a summary of the components of properties, net:

                                              December 31,      June 30,
                                                 1995             1996
                                                 ----             ----
         Properties, at cost                    $165,216        $167,813
         Less accumulated depreciation            82,002          86,854
                                                --------        --------
                                                 $83,214         $80,959
                                                --------        --------
                                                --------        --------


3.       Income Taxes

         The Company's provision for (benefit from) income taxes for each of the periods presented varies from the Federal statutory income tax rate of 35% principally due to state income taxes and the effect of goodwill amortization.

4.       Contingencies

         In May 1994 the Company was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. The Company purchased the property from a company which had purchased the assets of a utility which had previously owned the property. The Company believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem the Company engaged environmental consultants who began work in August 1994. In February 1996, the Company's environmental consultants provided a report which presented the two most likely remediation methods and estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1,600 to $3,300. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $432 to $750. Based on discussion with the Company's environmental consultants both methods are acceptable remediation plans. The Company, however, will have to agree on a final plan with the State of Wisconsin. Since receiving notice of the contamination, the Company has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. The discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown which remediation method will be used. Since no amount within the ranges can be determined to be a better estimate, the Company has accrued $432 at December 31, 1995 and June 30, 1996 in order to provide for the minimum costs estimated for the second remediation method and legal fees and other professional costs. The Company is also engaged in ongoing discussions of a general nature with a successor to the utility that operated a coal gasification plant on the property. There is as yet no indication that a successor owner will share the costs of remediation. The Company, if found liable for any such costs, would attempt to recover such costs from the successor owner. Pursuant to a lease between the Company the Operating Partnership relating to this facility, the Operating Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successors or from insurance. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on the Partnership's consolidated financial position or results of operations.

         The   Company  is  involved  in   ordinary   claims,   litigation   and
         administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management of the Company, the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Company's consolidated financial condition or results of operations. Any liabilities that may result in the future from such matters, will also be assumed by the Partnership in connection with the Partnership Conveyance.


5.       Partnership Transactions

         In July 1996 the Partnership, a newly formed limited partnership organized to acquire, own and operate the propane business of the Company, consummated an initial public offering (the "Initial Public Offering") of an aggregate 6,301,550 of its limited partner interest common units (the "Common Units"), representing an approximate 55.8% interest in the Partnership, for an offering price of $21.00 per Common Unit aggregating $132,333 before underwriting discounts and commissions and other expenses relating to the offering. In connection therewith, the Partnership concurrently issued to the Company 4,533,638 subordinated units (the "Subordinated Units" and, collectively with the Common Units, the "Units"), representing an approximate 40.2% subordinated general partner interest in the Partnership, as well as a combined aggregate 4.0% unsubordinated general partner interest in the Partnership and a subpartnership, National Propane, L.P. (the "Operating Partnership"). In connection therewith, the Company conveyed (the "Partnership Conveyance") substantially all of its propane-related assets and liabilities (principally other than a receivable from Triarc, deferred financing costs and net income tax liabilities) to the Operating Partnership. Further, on July 2, 1996 the Company issued $125,000 of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes") to institutional investors; the First Mortgage Notes were assumed by the Operating Partnership. From the proceeds of the Initial Public Offering and the issuance of the First Mortgage Notes, $128,469 of the Company's long-term debt (including $123,188 of outstanding borrowings under the Company's existing bank facility) were repaid. The Company has classified $5,684 of current debt as long-term debt at June 30, 1996 in the accompanying condensed consolidated balance sheet as a result of the long-term financing. The early extinguishment of National Propane's long-term debt on July 2, 1996 will result in an extraordinary charge for the write-off of unamortized deferred financing costs and prepayment penalties, net of income tax benefit, in the third quarter of 1996, of $2,616 net of tax of $1,711.


6.       Unit Option Plan

         Effective on July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the "Option Plan"), which permits the grant of options to purchase Common Units and Subordinated Units and the grant of Unit appreciation rights ("UARs") covering up to an aggregate of 1,250,000 Common Units and Subordinated Units (subject to adjustment in certain circumstances) plus an additional number of Units equal to 1% of the number of Units outstanding as of each December 31 following the Option Plan's effective date which will be added to the total number of Units that may be issued thereafter. No options or UARs have been granted under the Option Plan as of July 31, 1996.


7.       Pro Forma Condensed Consolidated Balance Sheet

         The following unaudited pro forma condensed balance sheet of National Propane Corporation, the Managing General Partner of the Partnership, has been prepared by adjusting the consolidated balance sheet of the Company as of June 30, 1996, to give effect to the issuance of the First Mortgage Notes, the Partnership Conveyance and certain other related transactions as if they had occurred on June 30, 1996. The pro forma condensed consolidated balance sheet does not purport to be indicative of the actual financial position that would have resulted had the transactions noted above actually been consummated on June 30, 1996 or of the future financial position of the Company which will result from the consummation of such transactions.

     NATIONAL PROPANE CORPORATION AND SUBSIDIARIES, MANAGING GENERAL PARTNER
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30,1996

                                              National                             National          National Propane
                                               Propane                             Propane             Corporation
                                             Corporation        Pro Forma        Partners, L.P.       & Subsidiaries
                                           & Subsidiaries      Adjustments       Conveyance(f)           Pro Forma
                                           ---------------     -----------     -----------------     ----------------
        ASSETS                                                         (In thousands)
Current assets:
  Cash                                         $4,561            $125,015 (a)      $(64,831)             $    23
                                                                  (64,722)(b)
  Receivables, net                             13,304                --             (13,304)                 --
  Finished goods inventories                    9,441                --              (9,441)                 --
  Other current assets                          4,679               1,711 (c)        (2,486)               3,904
                                                -----               -----            ------               ------
    Total current assets                       31,985              62,004           (90,062)               3,927
Due from Triarc                                  --                30,000 (d)          --                 30,000
Properties, net                                80,959                 --            (80,886)                  73
Unamortized costs in excess of
 net assets of acquired companies              14,819                 --            (14,819)                 --
Other assets                                    7,114              (4,102)(c)        (8,434)                 --
                                                                    5,422 (b)
Investment in National Propane
 Partners, L.P                                    --                  --             13,872               13,872
                                             --------             -------          --------              -------
                                             $134,877             $93,324         $(180,329)             $47,872
                                             --------             -------          --------              -------
                                             --------             -------          --------              -------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Current portion of long-term debt            $3,784            $    --            $(3,784)              $  --
  Accounts payable                              4,033                 --             (4,033)                 --
  Due to Triarc and an affiliate               12,788                 --            (12,227)                 561
  Accrued expenses                              9,061                  15 (a)        (8,460)                 841
                                                                      225 (c)
                                              -------             -------           -------               ------
    Total current liabilities                  29,666                 240           (28,504)               1,402
Long-term debt                                126,181             125,000 (a)      (251,181)                 --
Deferred income taxes                          22,954              (2,500)(e)           --                20,454
Customer deposits                               2,051                 --             (2,051)                 --
Commitments and contingencies
Stockholders' equity (deficit)
  Common stock                                      1                 --                --                     1
  Additional paid-in capital                   36,270               2,500 (e)           --                38,770
  Retained earnings (accumulated deficit)        (854)             (2,616)(c)       101,407              (12,755)
                                                                  (51,392)(d)
                                                                  (59,300)(b)
  Due from Triarc                             (81,392)             81,392 (d)           --                   --
                                              -------             -------          --------              -------
    Total stockholders' equity (deficit)      (45,975)            (29,416)          101,407               26,016
                                             --------             -------         ---------              -------
                                             $134,877             $93,324         $(180,329)             $47,872
                                             --------             -------         ---------              -------
                                             --------             -------         ---------              -------


              See notes to unaudited pro forma condensed balance sheet.

     NATIONAL PROPANE CORPORATION AND SUBSIDIARIES, MANAGING GENERAL PARTNER
              NOTES TO UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                             (Dollars in thousands)



         (a) To reflect the issuance of the First Mortgage Notes ($125,000) and accrued interest ($15).

         (b) To reflect the use of proceeds from the issuance of the First Mortgage Notes for the payment of estimated deferred financing costs associated with the issuance of the First Mortgage Notes of $5,422 and payment of a $59,300 cash dividend to Triarc.

         (c) To reflect the write-off of deferred financing costs of $4,102 and prepayment penalties of $225, net of a related tax benefit of $1,711, on the early extinguishment of the existing indebtedness.

         (d) To reflect a dividend to Triarc of $51,392 of National Propane's $81,392 receivable from Triarc and the reclassification of the remainder of the receivable of $30,000 as an asset due to Triarc's improved liquidity position as a result of the Initial Public Offering and related transactions.

         (e) To reflect the transfer to Triarc of certain income tax liabilities.

         (f) To reflect the Partnership Conveyance in exchange for an aggregate 4% combined general partner interest in the Partnership and the Operating Partnership.

                  NATIONAL PROPANE CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II. Other Information."


Introduction

         National Propane Corporation and subsidiaries (the "Company" or "National Propane") is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers (located primarily in the Northeast) that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National Propane believes it is the fifth largest retail marketer of propane in terms of retail volume in the United States, supplying approximately 250,000 active retail and wholesale customers in 24 states through its 165 service centers. National Propane's operations are concentrated in the Midwest, Northeast, Southeast and Southwest regions of the United States.

         National Propane's residential and commercial customers use propane primarily for space heating, water heating, clothes drying and cooking. In the industrial market propane is used as a motor fuel for over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. Agriculture customers use propane for tobacco curing, crop drying, poultry brooding and weed control. Dealers re-market propane in small quantities, primarily in cylinders, for residential and commercial uses.

         The retail propane sales volumes are very dependent on weather conditions. National Propane sells approximately 66% of its retail volume during the first and fourth quarters, which are the winter heating season. As a result, cash flow is greatest during the first and fourth quarters as customers pay for their purchases. Propane sales are also dependent on climatic conditions which may affect agricultural regions. National Propane believes that its exposure to regional weather patterns is lessened because of the geographic diversity of its areas of operations and through sales to commercial and industrial markets, which are not as sensitive to variations in weather conditions.

         Gross profit margins are not only affected by weather patterns but also by changes in customer mix. In addition, gross profit margins vary by geographical region. Accordingly, profit margins could vary significantly from year to year in a period of identical sales volumes.

         National Propane reports on a calendar year basis; accordingly its results are affected by two different winter heating seasons: the end of the first year's heating season, National Propane's first fiscal quarter, and the beginning of the second heating season, National Propane's fourth fiscal quarter.

         Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National Propane does not believe it is overly dependent on any one supplier. National Propane primarily buys propane on both one year contracts and the spot market and does not enter into any fixed price take-or-pay contracts. Furthermore, National Propane purchases propane from a wide variety of sources. In 1995 and in the first half of 1996, no provider supplied over 15% of National Propane's propane needs.

         Based on demand and weather conditions the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than National Propane's ability to raise customer prices, margins will be negatively affected.

         The propane industry is very competitive. National Propane competes against other major propane companies as well as local marketers in most of its markets, with the most competition in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

         The following discussion compares the six months ended June 30, 1996 with the six months ended June 30, 1995, and the three months ended June 30, 1996 with the three months ended June 30, 1995. All of such periods relate to the predecessor company (National Propane Corporation) and do not reflect the July 2, 1996 initial public offering of partnership units in National Propane Partners, L.P. described in Note 5 to the accompanying condensed consolidated financial statements of National Propane. The 1995 periods reflect the effects of the June 1995 merger (the "Merger") of Public Gas Company with and into National Propane. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the 1995 periods have been restated to reflect the Merger.


Results of Operations

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

         Revenues increased $11.6 million, or 15.1%, to $88.3 million in the six months ended June 30, 1996 as compared to $76.7 million for the six months ended June 30, 1995 with propane revenues increasing $11.8 million, or 16.7% to $82.7 in 1996 compared with $70.9 million in 1995. The increase is principally due to increased propane sales volume as retail gallons sold for 1996 increased 7.7 million, or 10.1%, to 83.8 million in 1996 compared to 76.1 million in 1995. Based on Degree Days data (the "Degree Days Data"), published by the National Climatic Data Center, as applied to the geographical regions of National Propane's operations, the six months ended June 30, 1996 was 9.8% colder than the six months ended June 30, 1995. The $11.8 million increased propane revenue is due to volume increases as a result of colder weather ($5.8 million) and acquisitions ($1.4 million) and increased selling price due to increased costs ($4.6 million). National Propane's other lines of revenue, primarily appliance sales and tank and equipment rental income, did not change significantly from year to year.

         Gross profit increased $2.5 million , or 12.2%, to $23.4 million in 1996 compared with $20.9 million in 1995 due principally to higher propane volumes in 1996 compared with 1995 slightly offset by increased product costs which could not be fully passed on to customers in the form of higher selling prices and a shift in the customer mix toward lower-margin commercial accounts.

         Selling, general and administrative expenses increased $1.5 million, or 14.7%, to $11.7 million in 1996 compared to $10.2 million in 1995. This increase reflects higher costs for (i.) utility expenses due to colder weather, (ii.) business taxes due to higher volumes, and (iii.) increased amortization of costs in excess of net assets of acquired companies ("Goodwill") and other intangibles which reflects the effect of acquisitions in 1995.

         Interest expense increased $0.4 million, or 6.9%, to $6.2 million in 1996 compared to $5.8 million in 1995. This increase was due to higher average borrowings under National Propane's revolving credit and term loan agreement.

         Other income was essentially unchanged in 1996 from 1995.

         The provision for income taxes in 1996 and 1995 varies from the Federal statutory income tax rate of 35% principally due to state income taxes and the effect of goodwill amortization.




Three Months Ended June 30, 1996 Compared with Three Months Ended June 30, 1995

         Revenues increased $1.9 million, or 7.2%, to $28.3 million in the three months ended June 30, 1996 as compared to $26.4 million for the three months ended June 30, 1995 with propane revenues increasing $1.7 million, or 7.3% to $25.5 for the three months ended June 30, 1996 compared with $23.8 million in 1995. Propane retail gallons sold increased 0.6 million, or 2.6%, to 25.4 million gallons in 1996, compared to 24.7 million gallons in 1995. The $1.7 million increased propane revenue is due to increased selling price resulting from higher propane costs ($1.1 million), acquisitions ($0.4 million) and other volume increases ($0.2 million).

         Gross profit increased $0.2 million , or 3.6%, to $4.6 million for the three months ended June 30, 1996 compared with $4.4 million in 1995 due principally to gross profit from acquisitions, partially offset by increased product costs which could not be fully passed on to certain customers and a shift in the customer mix toward lower-margin commercial accounts.

         Selling, general and administrative expenses increased $0.8 million, or 16.0%, to $5.8 million in 1996 compared to $5.0 million in 1995. This increase reflects higher costs for (i.) utility expenses due to colder weather, (ii.) increased business and property taxes and (iii.) increased amortization of Goodwill and other intangibles which reflects the effect of acquisitions in 1995.

         Interest expense increased $0.1 million, or 4.8%, to $3.1 million in 1996 compared to $3.0 million in 1995. This increase was due to higher average borrowings under National Propane's revolving credit and term loan agreement.

         Other income was essentially unchanged in 1996 from 1995.

         The provision for income taxes in 1996 and 1995 varies from the Federal statutory income tax rate of 35% principally due to state income taxes and the effect of goodwill amortization.





Liquidity and Capital Resources

         National Propane's cash balances increased $1.7 million during the six month period ended June 30, 1996. This increase reflected cash provided by operating activities of $8.4 million partially offset by cash used in financing activities of $7.0 million.

         The cash flows from operating activities of $8.4 million in the 1996 period consisted primarily of $2.6 million of net income plus noncash charges of $6.5 million, principally depreciation and amortization. Net working capital experienced a slight decrease of $0.1 million as the seasonal decreases in accounts receivable ($2.4 million), inventories ($1.1 million) and prepaid and other current assets ($0.5 million) were more than offset by decreases in accounts payable and accrued expenses ($4.1 million).

         Cash used in investing activities during the six month period ended June 30, 1996 included capital expenditures and acquisitions, excluding capital leases, amounting to $2.7 million. Of the amount for 1996, $0.9 million was for recurring maintenance and $1.8 million was to support growth of operations. The Partnership has budgeted maintenance capital expenditures for the remainder of 1996 of approximately $2.4 million, subject to the availability of cash and other financing sources, and has outstanding commitments amounting to $0.9 million for such capital expenditures as of June 30, 1996.

         Cash used in financing activities during the period ended June 30, 1996 of $7.0 million reflected an aggregate of $8.8 million repayments of long-term debt and $1.2 million of deferred debt and equity offering expenses partially offset by net borrowings of $3.0 million under the existing credit facility.

         In July 1996, the Operating Partnership entered into a new $55 million bank credit facility (the "Bank Credit Facility"), which includes a $15 million Working Capital Facility to be used for working capital and other general partnership purposes and a $40 million Acquisition Facility the use of which is restricted to acquisitions and capital expenditures for growth.

         In July 1996, National Propane issued through a private placement and National Propane, L.P. assumed $125 million of 8.54% first mortgage notes due June 30, 2010 (the "First Mortgage Notes"). The First Mortgage Notes provided net cash of $119.6 million which was used primarily to repay $61.5 million of indebtedness under National Propane Corporation's existing credit facility and other existing indebtedness and to pay a $59.3 million dividend to Triarc.

         Also, in July 1996, National Propane Partners, L.P. issued 6,301,550 Common Units at $21.00 per unit which provided net cash of $118.9 million after deducting the underwriting discounts, commissions and other expenses. These proceeds were primarily used (i) to repay $66.9 million under National Propane Corporation's existing credit facility, (ii) to loan Triarc $40.7 million and
(iii) to pay $12.2 million of intercompany indebtedness consisting principally of accrued management fees and tax sharing payments due to Triarc. The remaining proceeds will be used for general purposes of the Partnership.

         Based on the Partnership's current cash on hand, available borrowings under the Bank Credit Facility and expected cash flows from operations, the Partnership expects to be able to meet all of its cash requirements for the remainder of 1996.

         To the extent the Partnership has net positive cash flows, it will make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units and the Subordinated Units within 45 days after the end of each fiscal quarter commencing with the fiscal quarter ended September 30, 1996.


Contingencies

         The Partnership is contingently liable in connection with an environmental matter described in Note 5 to the accompanying condensed consolidated financial statements of the Partnership. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on the Partnership's consolidated financial position or results of operations. The Partnership is also involved in ordinary claims, litigation and administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management of the Partnership, the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.



Part II.          OTHER INFORMATION

         The statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership and its related entities to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; availability and locations and terms of opportunities for business growth and development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; and other risks and uncertainties detailed in the Partnership's Registration Statement on Form S-1 (No. 333-2768).


Item 1.           Legal Proceedings


         In May 1994 the Predecessor Company was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. The Predecessor Company purchased the property from a company which had purchased the assets of a utility which had previously owned the property. The Predecessor Company believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem the Predecessor Company engaged environmental consultants who began work in August 1994. In February 1996, the Predecessor Company's environmental consultants provided a report which presented the two most likely remediation methods and estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1,600,000 to $3,300,000. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $432,000 to $750,000. Based on discussion with the Predecessor Company's environmental consultants both methods are acceptable remediation plans. The Predecessor Company, however, will have to agree on a final plan with the State of Wisconsin. Since receiving notice of the contamination, the Predecessor Company has engaged on discussions of a general nature concerning remediation with the State of Wisconsin. The discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown which remediation method will be used. Since no amount within the ranges can be determined to be a better estimate, the Predecessor Company has accrued $432,000 at December 31, 1995 and June 30, 1996 in order to provide for the minimum costs estimated for the second remediation method and legal fees and other professional costs. The Predecessor Company is also engaged in ongoing discussions of a general nature with a successor to the utility that operated a coal gasification plant on the property. There is as yet no indication that a successor owner will share the costs of remediation. The Predecessor Company, if found liable for any such costs, would attempt to recover such costs from the successor owner. Pursuant to a lease with the Predecessor Company relating to this facility, the Operating Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successors or from insurance. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on the Partnership's consolidated financial position or results of operations.

         The Partnership is involved in ordinary claims, litigation and administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management of the Company, the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits


    1.1 Purchase Agreement, dated June 26, 1996, among National Propane Partners, L.P. and the several Underwriters named therein incorporated herein by reference to Exhibit 1.1 to the Partnership's Current Report of Form 8-K dated August 16, 1996 (SEC file No. 1-11867)(the "Form 8-K").


    3.1 Amended and Restated Agreement of Limited Partnership of National Propane Partners, L.P. dated as of July 2, 1996 incorporated herein by reference to Exhibit 3.1 to the Partnership's Form 8-K.

    3.2 Amended and Restated Agreement of Limited Partnership of National Propane, L.P. dated as of July 2, 1996 incorporated herein by reference to Exhibit 3.2 to the Partnership's Form 8-K.

   10.1 Credit Agreement, dated as of June 26, 1996, among National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent, incorporated herein by reference to Exhibit 10.1 to the Partnership's Form 8-K.

   10.2 Note Purchase Agreement, dated as of June 26, 1996, among National Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010 incorporated herein by reference to
        Exhibit 10.2 to the Partnership's Form 8-K.

   10.3 Conveyance, Contribution and Assumption Agreement, dated as of July 2, 1996, by and among National Propane, L.P., National Propane Partners, L.P., National Propane Corporation and National Propane SGP, Inc. incorporated herein by reference to Exhibit 10.3 to the Partnership's Form 8-K.

   10.4 Contribution and Assumption Agreement, dated as of July 2, 1996, by and among National Propane, L.P., National Propane Corporation, National Propane SGP, Inc. and National Sales & Service, Inc. incorporated herein by reference to Exhibit 10.4 to the Partnership's Form 8-K.

   10.5 Note, in the principal amount of $40.7 million, issued by Triarc Companies, Inc. to National Propane, L.P. incorporated herein by reference to Exhibit 10.5 to the Partnership's Form 8-K.

   10.6 National Propane 1996 Unit Option Plan incorporated herein by reference to Exhibit 10.6 to the Partnership's Form 8-K.

   10.7 Amendment to Employment Agreement of Ronald D. Paliughi, dated as of June 10, 1996 incorporated herein by reference to Exhibit 10.7 to the Partnership's Form 8-K.

   27. Financial Data Schedule for the six-month period ended June 30, 1996, submitted to the Securities and Exchange Commission in electronic format.

(b) Reports on Form 8-K.

        The Partnership filed on Form 8-K on August 16, 1996 pursuant to which the Partnership filed certain exhibits required to be filed in connection with its quarterly report on Form 10-Q for the quarter ended June 30, 1996.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NATIONAL PROPANE PARTNERS, L.P.


                                              By NATIONAL PROPANE CORPORATION,
                                                 AS MANAGING GENERAL PARTNER


Date: August 19, 1996                         By: Ronald R. Rominiecki
                                                  -------------------------
                                                  Ronald R. Rominiecki
                                                  Senior Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                   and Accounting Officer)