Form 10-Q
period 1996-09-30
NATIONAL PROPANE PARTNERS LP
filed 1996-11-19
CIK 1011292

                                 CONFORMED COPY


                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                              OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE  TRANSITION  PERIOD FROM____________ TO ______________.

                         COMMISSION FILE NUMBER: 1-11867

                                  -------------

                         NATIONAL PROPANE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  -------------

          DELAWARE                                   42-1453040
(STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


200 FIRST STREET S.E., IES TOWER, SUITE 1700,              52401-1409
           CEDAR RAPIDS, IA                                (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (319) 365-1550
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

    There  were  6,301,550  Common  Units  and  4,533,638   Subordinated   Units
outstanding as of October 31, 1996.

                         NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                                         PAGE
                                                                                                                         ----

PART I-FINANCIAL INFORMATION
    Item I - Financial Statements - National Propane Partners, L.P. and National Propane Corporation
              and Subsidiaries (Predecessor):
        Condensed Consolidated Balance Sheets - December 31, 1995 (Predecessor)
           and September 30, 1996..........................................................................................2
        Condensed Consolidated Statements of Operations - Three months ended September 30, 1995 (Predecessor) and September 30, 1996, nine months ended September 30,
           1995 (Predecessor) and six months ended June 30, 1996 (Predecessor).............................................3
        Condensed Consolidated Statements of Cash Flows - Nine months ended
          September 30, 1995 (Predecessor) and six months ended June 30, 1996 (Predecessor)
          and three months ended September 30, 1996........................................................................4
        Notes to Condensed Consolidated Financial Statements...............................................................5
    Item II - Management's Discussion and Analysis of Financial Condition and
      Results of Operations............................................................................................... 9


PART II-OTHER INFORMATION
    Item 5 - Other Events.................................................................................................13
    Item 6 - Exhibits and Reports on Form 8-K.............................................................................13
    Signature.............................................................................................................15


        NATIONAL PROPANE PARTNERS, L.P. AND NATIONAL PROPANE CORPORATION
                         AND SUBSIDIARIES (PREDECESSOR)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       December 31,           September 30,
                                                                         1995 (A)                 1996
                                                                      -------------           -------------
                                                                      (Predecessor)
                                                                                 (In thousands)
                                                                                  (Unaudited)
                          ASSETS
   Current assets:
       Cash and cash equivalents                                         $  2,825              $  4,671
       Receivables, net                                                    16,391                10,258
       Finished goods inventories                                          10,543                14,197
       Other current assets                                                 4,340                 1,526
                                                                         --------              --------
           Total current assets                                            34,099                30,652
   Due from Triarc Companies, Inc.                                           --                  42,070
   Properties, net                                                         83,214                81,178
   Unamortized costs in excess of net assets of acquired companies         15,161                14,760
   Other assets                                                             6,638                 7,015
                                                                         --------              --------
                                                                         $139,112              $175,675
                                                                         ========              ========

       LIABILITIES AND PARTNERS' CAPITAL/ PREDECESSOR'S DEFICIT

   Current liabilities:
       Current portion of long-term debt                                 $ 11,278              $    315
       Accounts payable                                                     7,836                 6,986
       Due to Triarc Companies, Inc. and another affiliate                  9,972                   --
       Accrued expenses                                                     9,370                12,838
                                                                          --------              --------
          Total current liabilities                                        38,456                20,139
   Long-term debt                                                         124,266               126,968
   Deferred income taxes                                                   22,878                   --
   Customer deposits                                                        2,112                 2,026
   Commitments and contingencies
   Partners' capital/Predecessor's deficit:
       Predecessor's deficit                                              (48,600)                  --
       Common unitholders' capital                                           --                  14,816
       General partners' capital - including subordinated units              --                  11,726
                                                                         --------              --------
           Total Partners' capital/Predecessor's deficit                  (48,600)               26,542
                                                                         --------              --------
                                                                         $139,112              $175,675
                                                                         ========              ========


(A) Derived from the audited consolidated financial statements as of December 31, 1995










     See accompanying notes to condensed consolidated financial statements

        NATIONAL PROPANE PARTNERS, L.P. AND NATIONAL PROPANE CORPORATION
                         AND SUBSIDIARIES (PREDECESSOR)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended         Nine Months Ended  Six Months Ended
                                                                          September 30,            September 30,         June 30,
                                                                    1995             1996              1995                1996
                                                               -------------     -----------       -------------     -------------
                                                               (Predecessor)                       (Predecessor)     (Predecessor)
                                                                               (In thousands, except unit amounts)
                                                                                         (Unaudited)
Revenues                                                           $25,736       $    27,720          $102,461           $88,298
                                                                   -------       -----------          --------           -------
Cost of sales:

     Cost of product - propane and appliances                       10,961            13,253            43,814            41,813
     Other operating expenses applicable to revenues                10,419            11,578            33,727            22,453
                                                                   -------       -----------          --------           -------
        Gross profit                                                 4,356             2,889            24,920            24,032
Selling, general and administrative                                  5,626             4,756            15,506            12,253
Management fees                                                        750               --              2,250             1,500
                                                                   -------       -----------          --------           -------
        Operating income (loss)                                     (2,020)           (1,867)            7,164            10,279
                                                                   -------       -----------          --------           -------
Other income (expense):
     Interest expense                                               (2,906)           (2,825)           (8,731)           (6,242)
     Interest income from Triarc Companies, Inc.                       --              1,370              --                --
     Other income, net                                                 209               152               698               510
                                                                   -------       -----------          --------           -------
                                                                    (2,697)           (1,303)           (8,033)           (5,732)
                                                                   -------       -----------          --------           -------
        Income (loss) before income taxes                           (4,717)           (3,170)             (869)            4,547
Provision for (benefit from) income taxes                           (1,839)               --              (264)            1,922
                                                                   -------       -----------          --------           -------
        Net income (loss)                                          $(2,878)      $    (3,170)         $   (605)          $ 2,625
                                                                   =======       ===========          ========           =======


General partners' unsubordinated interest in net loss                            $      (127)
                                                                                 ===========
Limited partners' interest (including managing general
       partner's subordinated units) in net loss                                 $    (3,043)
                                                                                 ===========
Net loss per limited partner unit                                                $     (0.28)
                                                                                 ===========
Weighted average number of units outstanding                                      10,809,834
                                                                                 ===========




     See accompanying notes to condensed consolidated financial statements

        NATIONAL PROPANE PARTNERS, L.P. AND NATIONAL PROPANE CORPORATION
                         AND SUBSIDIARIES (PREDECESSOR)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended Six Months Ended Three Months Ended
                                                                                  September 30,       June 30,      September 30,
                                                                                       1995             1996             1996
                                                                               ----------------- ---------------- ------------------
                                                                                  (Predecessor)    (Predecessor)
                                                                                                   (In thousands)
                                                                                                    (Unaudited)
Cash flows from operating activities:
    Net income (loss)                                                                $   (605)        $ 2,625       $  (3,170)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation and amortization of properties                                     6,070           5,015           2,474
        Amortization of costs in excess of net assets of acquired companies               373             359             181
        Amortization of deferred financing costs                                          958             597             113
        Other amortization                                                                245             110             160
        Provision for doubtful accounts                                                   577             734             218
        Deferred income tax benefit                                                    (1,222)           (800)            --
        (Gain)/loss on sales of properties                                               (135)            (52)             13
        Other, net                                                                       (568)            (87)            (70)
        Changes in operating assets and liabilities:
         Decrease in receivables                                                        7,271           2,354           2,833
         (Increase) decrease in inventories                                            (3,938)          1,102          (4,738)
         (Increase) decrease in prepaid expenses and other current assets                 611             538            (434)
         Increase (decrease) in accounts payable and accrued expenses                  (2,171)         (4,112)          7,266
                                                                                     --------         -------       ---------
        Net cash provided by operating activities                                       7,466           8,383           4,846
                                                                                     --------         -------       ---------
Cash flows from investing activities:
    Capital expenditures                                                               (6,615)         (2,691)         (2,306)
    Business acquisitions                                                                (290)            (37)           (993)
    Proceeds from sales of properties                                                     426             227              10
                                                                                     --------         -------       ---------
        Net cash used in investing activities                                          (6,479)         (2,501)         (3,289)
                                                                                     --------         -------       ---------
Cash flows from financing activities:
    Repayments of long-term debt                                                      (13,157)         (8,820)       (128,482)
    Proceeds from long-term debt                                                        8,500           3,000             800
    Transfer from Predecessor representing proceeds of First Mortgage Notes
     ($125,000), net of payment of dividend to Triarc ($59,300)                           --              --           65,700
    Proceeds of initial public offering                                                   --              --          117,933
    (Increase) decrease in due to/from Triarc Companies, Inc. and another
      affilate                                                                          1,244           2,877         (53,488)
    Deferred financing costs                                                             (812)         (1,201)         (3,886)
    Other                                                                                 --               (2)            (24)
                                                                                     --------         -------       ---------
        Net cash used in financing activities                                          (4,225)         (4,146)         (1,447)
                                                                                     --------         -------       ---------
Net increase (decrease) in cash                                                        (3,238)          1,736             110
Cash and cash equivalents at beginning of period                                        3,983           2,825            --
Conveyance of cash and cash equivalents from Predecessor to the Partnership               --              --            4,561
                                                                                     --------         -------       ---------
Cash and cash equivalents at end of period                                           $    745         $ 4,561       $   4,671
                                                                                     ========         =======       =========


     See accompanying notes to condensed consolidated financial statements

        NATIONAL PROPANE PARTNERS, L.P. AND NATIONAL PROPANE CORPORATION
                         AND SUBSIDIARIES (PREDECESSOR)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1-ORGANIZATION

     National Propane Partners, L.P. (the "Partnership") was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P (the "Operating Partnership") were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (principally all assets and liabilities other than amounts due from a parent, deferred financing costs and income tax liabilities) of National Propane Corporation and subsidiaries (the "Predecessor Company", and referred to subsequent to the initial public offering (described below) as the "Managing General Partner"), a wholly-owned subsidiary of Triarc Companies, Inc. ("Triarc"). In addition, National Sales & Service, Inc. ("NSSI"), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of the Predecessor Company. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the "Partnership Entities". The Partnership Entities consummated in July, 1996, an initial public offering, (the "Offering"), of 6,301,550 common units representing limited partner interests in the Partnership (the "Common Units") for an offering price of $21.00 per Common Unit aggregating $132,333,000 before $14,400,000 of underwriting discounts and commissions and other expenses related to the Offering. On July 2, 1996 the Managing General Partner issued in a private placement $125,000,000 of 8.54% First Mortgage Notes due June 30, 2010 (the "First Mortgage Notes"). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance on July 2, 1996 effective June 30, 1996 (the "Partnership Conveyance") by the Managing General Partner and National Propane SGP Inc. (the "Special General Partner" and, together with the Managing General Partner, referred to as the "General Partners"), of substantially all of their assets (which assets did not include the existing intercompany note from Triarc, approximately $59.3 million of the net proceeds from the issuance of the First Mortgage Notes and certain other assets of the General Partners). On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8,400,000 before fees of $588,000, resulting in net proceeds to the Partnership of $7,812,000.

     The General Partners own general partner interests representing an aggregate 4% unsubordinated general partner interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the "Subordinated Units") representing a 40.2% (38.7% after the November 6, 1996 sale of 400,000 Common Units) subordinated general partner interest in the Partnership Entities. The Common Units and the Subordinated Units together represent the limited partners' interest (the "Limited Partners' Interest").


NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements presented herein represent those of the Predecessor Company through June 30, 1996, the effective date of the Partnership Conveyance, and of the Partnership subsequent thereto. Such condensed consolidated financial statements of the Partnership and the Predecessor Company have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Partnership, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's and the Predecessor Company's financial position, results of operations and cash flows.

     The condensed consolidated financial statements including the nine months ended September 30, 1995 reflect the effects of the June 1995 merger (the "Merger") of Public Gas Company with and into the Predecessor Company. Prior thereto Public Gas was an indirect wholly-owned subsidiary of Triarc. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the aforementioned 1995 period has been restated to reflect the Merger.

NOTE 3 - PROPERTIES

     The following is a summary of the components of properties, net:



                                                            December 31,  September 30,
                                                                1995          1996
                                                                ----          ----
                                                           (Predecessor)
                                                                 (In Thousands)

                  Properties, at cost.....................    $165,216      $170,441
                  Less accumulated depreciation...........      82,002        89,263
                                                              --------      --------
                                                              $ 83,214      $ 81,178
                                                              ========      ========

NOTE 4 - LONG TERM DEBT

     First Mortgage Notes-Concurrent with the Offering the Managing General Partner issued $125,000,000 of First Mortgage Notes in a private placement, which have been assumed by the Operating Partnership in connection with the Partnership Conveyance. The First Mortgage Notes bear interest at a fixed annual rate of 8.54% payable semi-annually in arrears and amortize in eight equal annual installments of $15,625,000 beginning June 30, 2003 through June 30, 2010.

     Bank Credit Facility-Concurrent with the Offering, the Operating Partnership entered into a $55 million bank credit facility (the "Bank Credit Facility") with a group of banks. The Bank Credit Facility includes a $15 million working capital facility (the "Working Capital Facility") and a $40 million acquisition facility (the "Acquisition Facility"), the use of which is restricted to business acquisitions and capital expenditures for growth. The Bank Credit Facility bears interest, at the Operating Partnership's option, at either (i) the 30, 60, 90 or 180-day London Interbank Offered Rate plus a margin generally ranging from 1% to 1.75% or (ii) the higher of (a) the prime rate and
(b) the Federal funds rate plus 0.5%, in either case, plus a margin of up to 0.25%. The Working Capital Faciilty matures in full in July 1999. However, the Operating Partnership must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in equal quarterly installments through July 2001.

     The Company's Bank Credit Facility and the First Mortgage Notes contain certain restrictive covenants which, among other items, (i) require meeting certain financial amount and ratio tests, (ii) limit the incurrence of certain other additional indebtedness and certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and
(iii) restrict the payment of distributions by the Operating Partnership if certain other covenants are not met.

     The Operating Partnership's obligations under both the First Mortgage Notes and the Bank Credit Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

NOTE 5 - INCOME TAXES

     The Predecessor Company's provision for (benefit from) income taxes for each of the periods presented varies from the Federal statutory income tax rate of 35% principally due to state income taxes and the effect of goodwill amortization. As discussed in Note 1, the Partnership Entities consist of two limited partnerships, the Partnership and the Operating Partnership, and one corporate entity, NSSI. For federal and state income tax purposes, the earnings attributed to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributed to NSSI are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements will reflect income tax expense related to NSSI's earnings, if any. There was no income tax provision or benefit relating to NSSI in the three months ended September 30, 1996 since any provision or benefit would be immaterial to NSSI or the Partnership for this three month period.

NOTE 6 - ACQUISITIONS

     During the third quarter of 1996 the Operating Partnership acquired the assets of two unaffiliated propane distributors for aggregate cash consideration of $993,000.

NOTE 7 - CONTINGENCIES

     In May 1994 the Predecessor Company was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. The Predecessor Company purchased the property from a company which had purchased the assets of a utility which had previously owned the property. The Predecessor Company believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem the Predecessor Company engaged environmental consultants who began work in August 1994. In February 1996, the Predecessor Company's environmental consultants provided a report which presented the two most likely remediation methods and estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1,600,000 to $3,300,000. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $432,000 to $750,000. Based on discussion with the Predecessor Company's environmental consultants both methods are acceptable remediation plans. The Predecessor Company, however, will have to agree on a final plan with the State of Wisconsin. Since receiving notice of the contamination, the Predecessor Company has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. The discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown which remediation method will be used. Since no amount within the ranges can be determined to be a better estimate, the Predecessor Company has accrued $432,000 at December 31, 1995 in order to provide for the minimum costs estimated for the second remediation method and incurred legal fees and other professional costs. The Predecessor Company is also engaged in ongoing discussions of a general nature with such successor to the utility that operated a coal gasification plant on the property. There is as yet no indication that the prior owner will share the costs of remediation. The Predecessor Company, if found liable for any such costs, would attempt to recover such costs from the prior owner. Pursuant to a lease with the Predecessor Company relating to this facility, the Operating Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such prior owner or from insurance. At September 30, 1996, the Partnership has an accrual of $432,000 for this matter which was transferred from the Predecessor Company as part of the Partnership Conveyance. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on the Partnership's consolidated financial position or results of operations.

     The   Partnership   is  involved  in  ordinary   claims,   litigation   and
administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management, the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

NOTE 8 - UNAUDITED PRO FORMA SUMMARIZED OPERATING RESULTS

     The following unaudited supplemental pro forma information sets forth the combined operating results of the Predecessor Company for the six months ended June 30, 1996 and of the Partnership for the three months ended September 30, 1996 and has been adjusted as if the Partnership had been formed as of January 1, 1996 to give effect to (i) the elimination of management fees paid to Triarc,
(ii) the addition of the estimated stand-alone general and administrative costs associated with the Partnership, (iii) a decrease to interest expense to reflect the interest expense associated with the First Mortgage Notes and eliminate interest expense on the refinanced debt of the Predecessor Company and (iv) the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership, except for corporate income taxes relative to NSSI. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations that would have resulted had the Partnership been formed on January 1, 1996 or of the future results of operations of the Partnership.




                                                          Nine Months Ended
                                                         September 30, 1996
                                                         ------------------
                                             (In thousands, except per unit amount)

             Revenues                                           $116,018
             Operating income                                      9,162
             Income before income taxes                            5,450
             Net income                                            5,300
             General partners' unsubordinated interest in
               net income                                            212
             Limited partners'interest (including managing
               general partner's subordinated units)
               in net income                                       5,088
             Limited partners' net income per unit                  0.47

NOTE 9 - UNIT OPTION PLAN

     Effective July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the "Option Plan"), which permits the grant of options to purchase Common Units and Subordinated Units and the grant of Unit appreciation rights ("UARs") covering up to an aggregate of 1,250,000 Common Units and Subordinated Units (subject to adjustment in certain circumstances) plus an additional number of Units equal to 1% of the number of Units outstanding as of each December 31 following the Option Plan's effective date which will be added to the total number of units that may be issued thereafter. No options or UARS have been granted under the Option Plan as of September 30, 1996.

NOTE 10 - RELATED PARTY TRANSACTIONS

     Concurrent with the closing of the Offering, the Operating Partnership made a $40,700,000 loan to Triarc. The loan bears interest at 13.5% per annum, amortizes $5,087,500 per year commencing 2003 and is secured by a pledge by Triarc of all the shares of capital stock of the Managing General Partner that are owned by Triarc. Interest is payable semi-annually in arrears on each June 30 and December 30. Accrued interest of $1,370,000 at September 30, 1996 is included in the amount due from Triarc Companies, Inc.

NOTE 11 - SUBSEQUENT EVENTS

     On November 14, 1996 the Partnership paid its initial quarterly distribution of $.525 per Common and Subordinated Unit with an equivalent amount for the 4% unsubordinated general partner interest, or an aggregate of $5,924,000, to unitholders of record on November 1, 1996, including $2,616,000 paid to the Predecessor Company related to the Subordinated Units and the unsubordinated general partner interest.

     On November 6, 1996, the Partnership sold 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8,400,000 before fees of $588,000 resulting in net proceeds to the Partnership of $7,812,000.

        NATIONAL PROPANE PARTNERS, L.P. AND NATIONAL PROPANE CORPORATION
                         AND SUBSIDIARIES (PREDECESSOR)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption may constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. See "Part II. Other Information."

INTRODUCTION
     National Propane Partners, L.P. (the "Partnership" and together with National Propane Corporation, the predecessor corporation of the Partnership, "National Propane") is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers (located primarily in the Northeast) that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National Propane believes it is the fifth largest retail marketer of propane in terms of retail volume in the United States, supplying approximately 250,000 retail and wholesale customers in 25 states through its 166 service centers. National Propane's operations are concentrated in the Midwest, Northeast, Southeast and Southwest regions of the United States.

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

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National Propane does not believe it is overly dependent on any one supplier. National Propane primarily buys propane on both one year contracts and the spot market and does not enter into any fixed price take-or-pay contracts. Furthermore, National Propane purchases propane from a wide variety of sources. In 1995 and in the first three quarters of 1996, no provider supplied over 15% of National Propane's propane needs.

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

     The following discussion compares the results of operations for the nine months ended September 30, 1996 with the nine months ended September 30, 1995 of the Predecessor Company, and the three months ended September 30, 1996 of the Partnership with the three months ended September 30, 1995 of the Predecessor Company. The nine month period ended September 30, 1996 is derived by combining the three months ended September 30, 1996 of the Partnership with the six months ended June 30, 1996 of the Predecessor Company. The 1995 periods reflect the effects of the June 1995 merger (the "Merger") of Public Gas Company with and into National Propane Corporation. Prior thereto Public Gas was an indirect wholly-owned subsidiary of Triarc Companies, Inc., ("Triarc"), the parent company of National Propane Corporation. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the nine month period ended September 30, 1995 has been restated to reflect the Merger.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 (COMBINED) COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1995 (PREDECESSOR)

                                                         Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                       1996              1995
                                                       -----             ----
                                                     (Combined)      (Predecessor)
                                                             (In Thousands)
Revenues                                             $ 116,018        $ 102,461
Gross profit                                            26,921           24,920
Selling, general and administrative                     17,009           15,506
Management fees                                          1,500            2,250
Interest expense                                         9,067            8,731
Interest income from Triarc                              1,370             ----
Other income, net                                          662              698
Income (loss) before income taxes                        1,377             (869)
Provision for (benefit from) income taxes                1,922             (264)
Net loss                                                  (545)            (605)



     Revenues increased $13.6 million, or 13.2%, to $116.0 million in the nine months ended September 30, 1996 as compared to $102.5 million for the nine months ended September 30, 1995 with propane revenues increasing $14.0 million, or 14.9% to $107.8 million in 1996 compared with $93.9 million in 1995. The increase is principally due to increased propane sales volume as retail gallons sold for 1996 increased 8.8 million, or 8.7%, to 110.6 million in 1996 compared to 101.8 million in 1995. Based on Degree Days data (the "Degree Days Data"), published by the National Climatic Data Center, as applied to the geographical regions of National Propane's operations, the nine month period ended September 30, 1996 was 8.7% colder than the nine months ended September 30, 1995. The $14.0 million increased propane revenue is due to volume increases ($8.1 million) and increased selling price due to increased costs ($7.7 million), partially offset by a decrease due to a shift in customer mix toward lower-margin commercial accounts ($1.8 million). National Propane's other lines of revenue, primarily appliance sales and tank and equipment rental income, did not change significantly from period to period.

     Gross profit increased $2.0 million, or 8.0%, to $26.9 million in 1996 compared with $24.9 million in 1995 due principally to higher propane sales volume ($4.5 million) in 1996 compared with 1995 offset by lower margins due to
(i) increased product costs which could not be fully passed on to certain customers in the form of higher selling prices and (ii) a shift in the customer mix toward lower-margin commercial accounts ($1.8 million), slightly higher operating expenses included in cost of sales ($0.3 million) and lower margins on other product lines ($0.4 million). The increase in operating expenses is due to the Partnership beginning operations at five new propane plants during the last quarter of 1995 and the first half of 1996. These plants have not yet achieved sales volumes to make a positive contribution to gross profit.

     Selling, general and administrative expenses increased $1.5 million or 9.7% to $17.0 million in 1996 compared with $15.5 million in 1995 due principally to increases in bad debt expense, insurance costs, rent expense and business taxes, as well as stand-alone costs associated with the Partnership effective July 2, 1996.

     Management fees decreased $0.8 million to $1.5 million in 1996 compared to $2.3 million in 1995 due to management fees being eliminated with the beginning of the operations of the Partnership.

          Interest expense increased $0.3 million, or 3.9%, to $9.0 million in 1996 compared to $8.7 million in 1995. This increase was due to higher average borrowings partially offset by lower average interest rates.

     Interest income from Triarc in 1996 is due to interest on the July 2, 1996 $40.7 million partnership loan to Triarc.

     Other income, net remained constant in 1996 and 1995.

     The provision for income taxes in 1996 and 1995 is related to the Predecessor Company as the Partnership is not a tax paying entity except for NSSI, its wholly-owned corporate subsidiary. As such, the 1996 period does not include a tax benefit on the third quarter loss, a seasonally weak quarter.


THREE MONTHS ENDED SEPTEMBER 30, 1996 (PARTNERSHIP) COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995 (PREDECESSOR)

     Revenues increased $2.0 million, or 7.7%, to $27.7 million in the three months ended September 30, 1996 as compared to $25.7 million for the three months ended September 30, 1995 with propane revenues increasing $2.2 million, or 9.4% to $25.1 for the three months ended September 30, 1996 compared with $22.9 million in 1995. Propane retail gallons sold increased 1.1 million, or 4.3%, to 26.8 million gallons in 1996, compared to 25.7 million gallons in 1995 as a result of niche business acquisitions. The $2.2 million increase in propane revenue is due to volume increases ($1.0 million) as a result of niche business acquisitions and increased selling prices due to increased product costs ($1.7 million), offset by a decrease due to a shift toward lower-margin commercial accounts ($0.6 million).

     Gross profit decreased $1.5 million, or 33.7%, to $2.9 million for the three months ended September 30, 1996 compared with $4.4 million in 1995 as increased gross profit attributable to volumes ($0.5 million) was more than offset by the impact of lower average margins per gallon ($0.6 million), lower margins on other revenue lines ($0.2 million) and higher operating costs included in cost of sales ($1.2 million). The lower average propane margins were due to increased product costs which could not be fully passed on to certain customers and a shift in the customer mix toward lower-margin commercial accounts.

     Selling, general and administrative expenses decreased $0.9 million or 15% to $4.7 million for the three months ended September 30, 1996 as compared to
$5.6 million for the three months ended September 30, 1995 despite the incurrence of stand-alone costs associated with the Partnership in the 1996 period. This decrease was attributable primarily to reduced payroll expense and reduced advertising expense.

     Management fees have been eliminated effective with the beginning of the operations of the Partnership.

     Interest expense decreased $0.1 million, or 2.8%, to $2.8 million in 1996 compared to $2.9 million in 1995. This decrease was due to lower average interest rates and lower amortization of deferred financing costs partially offset by higher average borrowings.

     Interest income from Triarc in the three months ended September 30, 1996 is due to interest on the July 2, 1996 $40.7 million loan to Triarc.

     Other income, net remained constant in 1996 and 1995.


     The provision for income taxes in 1995 is related to the Predecessor Company as the Partnership is not a tax paying entity except for NSSI, its wholly-owned corporate subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                     1996        1995
                                                                     ----        ----
                                                                  (COMBINED)  (PREDECESSOR)
Net cash provided by operating activities                         $ 13,229      $  7,466
Net cash used in investing activities                               (5,790)       (6,479)
Net cash used in financing activities                               (5,593)       (4,225)
                                                                  --------      --------
      Net increase (decrease) in cash and cash equivalents$       $  1,846      $ (3,238)
                                                                  ========      ========

     National Propane's cash balances increased $1.8 million during the nine month period ended September 30, 1996. This increase reflected cash provided by operating activities of $13.2 million offset by cash used in financing activities of $5.6 million and cash used in investing activities of $5.8 million.

      The cash flows from operating activities of $13.2 million in the 1996 period consisted of a net loss of $0.5 million offset by non cash charges of $9.0 million, principally depreciation and amortization, and a $4.7 million decrease in working capital. The change in working capital is primarily made up of a seasonal decrease in receivables ($5.2 million) offset by a seasonal increase in inventories ($3.6 million) and an increase in accounts payable and accrued expenses ($3.1 million). The increase in accounts payable and accrued expenses is primarily due to accrued interest on the First Mortgage Notes and an increase in accrued casualty insurance reserves.

     Cash used in investing activities during the nine month period ended September 30, 1996 included capital expenditures of $5.0 million and acquisitions of $1.0 million, excluding capital leases, aggregating $6.0 million. Of the capital expenditure amount for 1996, $2.3 million was for recurring maintenance and $2.7 million was to support growth of operations. The Partnership has budgeted maintenance capital expenditures and growth capital expenditures for the remainder of 1996 of approximately $1.0 million and $0.8 million, respectively, subject to the availability of cash and other financing sources. The Partnership ha s outstanding commitments amounting to $1.2 million for such capital expenditures as of September 30, 1996, which consists of $0.6 million for growth capital expenditures and $0.6 million for maintenance capital expenditures.

     Cash provided by financing activities during the nine month period ended September 30, 1996 primarily reflects the Offering and the private placement of First Mortgage Notes.

     In July 1996, the Predecessor Company issued through a private placement and conveyed to National Propane, L.P. $125 million of 8.54% First Mortgage Notes due June 30, 2010. A portion of the proceeds were used by the Predecessor Company to pay a $59.3 million dividend to Triarc with the remainder being conveyed to National Propane, L.P.

     Also, in July 1996, National Propane Partners, L.P. issued 6,301,550 Common Units at $21.00 per unit which provided net cash of $117.9 million after deducting the underwriting discounts, commissions and other expenses. These proceeds were used (i) to repay $64.4 million under the Predecessor Company's existing credit facility, (ii) to loan Triarc $40.7 million and (iii) to pay $12.8 million of intercompany indebtedness consisting principally of accrued management fees and tax sharing payments due to Triarc. On November 6, 1996 the Partnership sold 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8.4 million before fees of $0.6 million.

     In July 1996, the Operating Partnership entered into a new $55 million Bank Credit Facility which includes a $15 million Working Capital Facility to be used for working capital and other general partnership purposes and a $40 million Acquisition Facility the use of which is restricted to acquisitions and capital expenditures for growth.

     Based on the Partnership's current cash on hand, available borrowings under the Bank Credit Facility and expected cash flows from operations, the Partnership expects to be able to meet all of its cash requirements for the remainder of 1996.

     To the extent the Partnership has net positive cash flows, it will make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units and the Subordinated Units within 45 days after the end of each fiscal quarter. On November 14, 1996 the Partnership paid its initial quarterly distribution of $.525 per Common and Subordinated Unit with an equivalent amount for the 4% unsubordinated general partner interest, or an aggregate of $5.9 million, to unitholders of record on November 1, 1996, including $2.6 million payable to the Predecessor Company related to the Subordinated Units and the unsubordinated general partner interest.

CONTINGENCIES
     The Partnership has a contingent liability in connection with an environmental matter described in Note 7 to the accompanying condensed consolidated financial statements of the Partnership. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on the Partnership's consolidated financial position or results of operations. The Partnership is also involved in ordinary claims, litigation and administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management, the outcome of any such matter, or all of them combined, will not have a material adverse effect on the Partnership's consolidated financial position or results of operations.



                                OTHER INFORMATION

                                    PART II.
     The statements in this Quarterly Report on Form 10-Q (this "Form 10-Q") that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership and its related entities to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; availability and locations and terms of opportunities for business growth and development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; and other risks and uncertainties detailed in the Partnership's Registration Statement on Form S-1 (No.333-2768) and in the Partnership other current and periodic filings with the Securities and Exchange Commission.

ITEM 5. OTHER EVENTS

     On November 7, 1996, the Partnership sold 400,000 of its common units (representing approximately 6% of the Partnership's common units) to an institutional accredited investor through a private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The units were sold at a price of $21.00 each, before deducting fees, resulting in net proceeds to the Partnership of $7,812,000. The Partnership completed its initial public offering on July 2, 1996. As a result of the initial public offering and after taking into account the shares issued in the private placement, National Propane Corporation, the Partnership's managing general partner, holds approximately 43% of the Partnership.



ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Amendment No. 1 to the amended and Restated Agreement of Limited Partnership of National Propane, L.P., dated November 1, 1996 incorporated herein by reference to Exhibit 3.1 to the Partnership's report on Form 8- K dated November 14, 1996

10.1 Purchase Agreement, dated November 7, 1996 incorporated herein by reference to Exhibit 10.1 to the Partnership's report on Form 8-K dated November 14, 1996.

10.2 Registration Agreement, dated November 7, 1996 incorporated herein by reference to Exhibit 10.2 th the Partnership report on Form 8-K dated November 14, 1996.

27. Financial Data Schedule for the nine month period ended September 30, 1996, submitted to the Securities and Exchange Commission in electronic format.

99.1 National Propane Partners, L.P. Press Release, dated October 22, 1996, regarding quarterly distribution incorporated herein by reference to
     Exhibit  99.1 to the  Partnership's  report on Form 8-K dated  November 14,
     1996

99.2 National Propane Partners, L.P. Press Release, dated November 7, 1996 regarding sale of 400,000 common units incorporated herein by reference to
     Exhibit  99.2 to the  Partnership's  report on Form 8-K dated  November 14,
     1996.

(b) Reports on Form 8-K.
     The Partnership filed a Form 8-K on November 14, 1996 pursuant to which the Partnership filed certain exhibits required to be filed in connection with its quarterly report on Form 10-Q for the quarter ended September 30, 1996.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL PROPANE PARTNERS, L.P.

                                   BY: NATIONAL PROPANE CORPORATION
                                       AS MANAGING GENERAL PARTNER


DATE: November 19, 1996               By: /s/ RONALD R. ROMINIECKI
                                      -----------------------------------
                                       Ronald R. Rominiecki
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)