Form 10-Q/A
period 1996-09-30
NATIONAL PROPANE PARTNERS LP
filed 1997-01-10
CIK 1011292

                                                                  CONFORMED COPY

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                         TO

COMMISSION FILE NUMBER: 1-11867

                        NATIONAL PROPANE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 42-1453040
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                 200 FIRST STREET S.E., IES TOWER, SUITE 1700,
                          CEDAR RAPIDS, IA 52401-1409
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (319) 365-1550
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X__ No _______

     There   were  6,301,550  Common  Units  and  4,533,638  Subordinated  Units
outstanding as of October 31, 1996.

________________________________________________________________________________

     This Form 10-Q/A of National Propane Partners, L.P. (the 'Registrant') constitutes Amendment No. 1, ('Amendment No. 1') to the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 and amends Part I -- Financial Information, Item 1 -- Financial Statements and Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part II -- Other Information, Item 5 -- Other Events and Item 6 -- Exhibits and Reports on Form 8-K. This Amendment No. 1 is being filed in order to present the results of operations of the Registrant as one continuing entity which reflects the operations of both (i) the Predecessor Company prior to the Registrant's transfer of substantially all of its assets to the Partnership Entities on July 2, 1996 and (ii) the Partnership Entities subsequent thereto. As such, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1996 have been adjusted to include an extraordinary charge relating to the Managing General Partner for the early extinguishment of its debt concurrent with the Partnership Conveyance. (See Notes 1 and 2 to the condensed consolidated financial statements in this Amendment No. 1 for the descriptions of the Predecessor Company, the Partnership Entities and the revised basis of financial statement presentation discussed above.)

                        NATIONAL PROPANE PARTNERS, L.P.
                              INDEX TO FORM 10-Q/A

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information
     Item 1 -- Financial Statements -- National Propane Partners, L.P. (Successor to National Propane
      Corporation and Subsidiaries):
          Condensed Consolidated Balance Sheets -- December 31, 1995 and September 30, 1996................     3
          Condensed Consolidated Statements of Operations -- Three months ended September 30, 1995 and 1996
          and nine months ended September 30, 1995 and 1996................................................     4
          Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1995 and
          1996.............................................................................................     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......    13

Part II -- Other Information
     Item 5 -- Other Events................................................................................    17
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    17
     Signature.............................................................................................    18

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                        1995(A)           1996
                                                                                      ------------    -------------
                                                                                             (IN THOUSANDS)
                                                                                               (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $  2,825        $   4,671
     Receivables, net..............................................................       16,391           10,258
     Finished goods inventories....................................................       10,543           14,197
     Interest receivable from Triarc Companies, Inc................................       --                1,370
     Other current assets..........................................................        4,340            1,526
                                                                                      ------------    -------------
          Total current assets.....................................................       34,099           32,022
Due from Triarc Companies, Inc. ...................................................       --               40,700
Properties, net....................................................................       83,214           81,178
Unamortized costs in excess of net assets of acquired companies....................       15,161           14,760
Other assets.......................................................................        6,638            7,015
                                                                                      ------------    -------------
                                                                                        $139,112        $ 175,675
                                                                                      ------------    -------------
                                                                                      ------------    -------------

              LIABILITIES AND PARTNERS' CAPITAL/STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt.............................................     $ 11,278        $     315
     Accounts payable..............................................................        7,836            6,986
     Due to Triarc Companies, Inc. and another affiliate...........................        9,972          --
     Accrued expenses..............................................................        9,370           12,838
                                                                                      ------------    -------------
          Total current liabilities................................................       38,456           20,139
Long-term debt.....................................................................      124,266          126,968
Deferred income taxes..............................................................       22,878          --
Customer deposits..................................................................        2,112            2,026
Commitments and contingencies......................................................
Partners' capital/Stockholders' deficit:
     Stockholders' deficit.........................................................      (48,600)         --
     Common unitholders' capital...................................................       --               14,816
     General partners' capital -- including subordinated units.....................       --               11,726
                                                                                      ------------    -------------
          Total Partners' capital/Stockholders' deficit............................      (48,600)          26,542
                                                                                      ------------    -------------
                                                                                        $139,112        $ 175,675
                                                                                      ------------    -------------
                                                                                      ------------    -------------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1995

     See accompanying notes to condensed consolidated financial statements

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------   -----------------------------
                                                                1995           1996          1995            1996
                                                            -------------   ----------   -------------   -------------
                                                                       (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                                                                   (UNAUDITED)

Revenues..................................................     $25,736      $   27,720     $ 102,461       $ 116,018
                                                            -------------   ----------   -------------   -------------
Cost of sales:
     Cost of product -- propane and appliances............      10,961          13,253        43,814          55,066
     Other operating expenses applicable to revenues......      10,419          11,578        33,727          34,031
                                                            -------------   ----------   -------------   -------------
          Gross profit....................................       4,356           2,889        24,920          26,921
Selling, general and administrative.......................       5,626           4,756        15,506          17,009
Management fees...........................................         750          --             2,250           1,500
                                                            -------------   ----------   -------------   -------------
          Operating income (loss).........................      (2,020)         (1,867)        7,164           8,412
                                                            -------------   ----------   -------------   -------------
Other income (expense):
     Interest expense.....................................      (2,906)         (2,825)       (8,731)         (9,067)
     Interest income from Triarc Companies, Inc. .........      --               1,370       --                1,370
     Other income, net....................................         209             152           698             662
                                                            -------------   ----------   -------------   -------------
                                                                (2,697)         (1,303)       (8,033)         (7,035)
                                                            -------------   ----------   -------------   -------------
          Income (loss) before income taxes and
            extraordinary charge..........................      (4,717)         (3,170)         (869)          1,377
Provision for (benefit from) income taxes.................      (1,839)         --              (264)          1,922
                                                            -------------   ----------   -------------   -------------
          Loss before extraordinary charge................      (2,878)         (3,170)         (605)           (545)
Extraordinary charge......................................      --              (2,631)      --               (2,631)
                                                            -------------   ----------   -------------   -------------
          Net loss........................................     $(2,878)     $   (5,801)    $    (605)      $  (3,176)
                                                            -------------   ----------   -------------   -------------
                                                            -------------   ----------   -------------   -------------
General partners' interest in:
     Loss before extraordinary charge.....................                  $     (127)
     Extraordinary charge.................................                      (2,631)
                                                                            ----------
          Net loss........................................                  $   (2,758)
                                                                            ----------
                                                                            ----------
Unitholders' interest in net loss.........................                  $   (3,043)
                                                                            ----------
                                                                            ----------
Net loss per unit.........................................                  $    (0.28)
                                                                            ----------
                                                                            ----------
Weighted average number of units outstanding..............                  10,809,834
                                                                            ----------
                                                                            ----------

     See accompanying notes to condensed consolidated financial statements

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                             --------------------
                                                                                              1995        1996
                                                                                             -------    ---------
                                                                                                (IN THOUSANDS)
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
     Net loss.............................................................................   $  (605)   $  (3,176)
     Adjustments to reconcile net loss to net cash provided by operating activities
          Depreciation and amortization of properties.....................................     6,070        7,489
          Amortization of costs in excess of net assets of acquired companies.............       373          540
          Amortization of deferred financing costs........................................       958          710
          Other amortization..............................................................       245          270
          Write-off of deferred financing costs...........................................     --           4,126
          Provision for doubtful accounts.................................................       577          947
          Deferred income tax benefit.....................................................    (1,222)      (2,520)
          Gain on sales of properties.....................................................      (135)         (39)
          Other, net......................................................................      (568)         (73)
          Changes in operating assets and liabilities:
               Decrease in receivables....................................................     7,271        5,187
               Increase in inventories....................................................    (3,938)      (3,636)
               Decrease in prepaid expenses and other current assets......................       611          104
               Increase (decrease) in accounts payable and accrued expenses...............    (2,171)       3,154
                                                                                             -------    ---------
          Net cash provided by operating activities.......................................     7,466       13,229
                                                                                             -------    ---------
Cash flows from investing activities:
     Capital expenditures.................................................................    (6,615)      (4,997)
     Business acquisitions................................................................      (290)      (1,030)
     Proceeds from sales of properties....................................................       426          237
                                                                                             -------    ---------
          Net cash used in investing activities...........................................    (6,479)      (5,790)
                                                                                             -------    ---------
Cash flows from financing activities:
     Repayments of long-term debt.........................................................   (13,157)    (137,302)
     Proceeds of First Mortgage Notes.....................................................     --         125,000
     Proceeds from other long-term debt...................................................     8,500        3,800
     Payment of dividend to Triarc Companies, Inc.........................................     --         (59,300)
     Net proceeds of initial public offering..............................................     --         117,933
     (Increase) decrease in due to/from Triarc Companies, Inc. and another affilate.......     1,244      (50,611)
     Deferred financing costs.............................................................      (812)      (5,087)
     Other................................................................................     --             (26)
                                                                                             -------    ---------
          Net cash used in financing activities...........................................    (4,225)      (5,593)
                                                                                             -------    ---------
Net increase (decrease) in cash...........................................................    (3,238)       1,846
Cash and cash equivalents at beginning of period..........................................     3,983        2,825
                                                                                             -------    ---------
Cash and cash equivalents at end of period................................................   $   745    $   4,671
                                                                                             -------    ---------
                                                                                             -------    ---------

     See accompanying notes to condensed consolidated financial statements

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P (the 'Operating Partnership') were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (principally all assets and liabilities other than amounts due from a parent, deferred financing costs and income tax liabilities) of National Propane Corporation and subsidiaries ('National Propane', and referred to subsequent to the initial public offering (described below) as the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'). In addition, National Sales & Service, Inc. ('NSSI'), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of National Propane. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the 'Partnership Entities'. The Partnership Entities consummated in July, 1996, an initial public offering, (the 'Offering'), of 6,301,550 common units representing limited partner interests in the Partnership (the 'Common Units') for an offering price of $21.00 per Common Unit aggregating $132,333,000 before $14,400,000 of underwriting discounts and commissions and other expenses related to the Offering. On July 2, 1996 the Managing General Partner issued in a private placement $125,000,000 of 8.54% First Mortgage Notes due June 30, 2010 (the 'First Mortgage Notes'). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance on July 2, 1996 (the 'Partnership Conveyance') by the Managing General Partner and National Propane SGP Inc., a subsidiary of the Managing General Partner (the 'Special General Partner' and, together with the Managing General Partner, referred to as the 'General Partners'), of substantially all of their assets and liabilities (which did not include an existing $81,392,000 intercompany note from Triarc, $59,300,000 of the net proceeds from the issuance of the First Mortgage Notes which was used to pay a dividend to Triarc and certain net liabilities of the General Partners). On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8,400,000 before fees and estimated expenses of $1,033,000, resulting in net proceeds to the Partnership of $7,367,000.

     The General Partners own general partner interests representing an aggregate 4% unsubordinated general partner interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 40.2% (38.7% after the November 6, 1996 sale of 400,000 Common Units) subordinated general partner interest in the Partnership Entities. The Common Units and the Subordinated Units together represent the limited partners' interest (the 'Limited Partners' Interest').

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements presented herein reflect the effects of the Partnership Conveyance and the
Offering, in which the Partnership Entities became the successor to the businesses of National Propane. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance, the Offering and related transactions which occurred on July 2, 1996 and (ii) the Partnership Entities subsequent to such transactions, is referred to herein as 'National'. Those assets and liabilities not conveyed to the Partnership were retained by the Managing General Partner. Such condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of National, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly National's financial position, results of operations and cash flows.

     The condensed consolidated financial statements including the nine months ended September 30, 1995 reflect the effects of the June 1995 merger (the 'Merger') of Public Gas Company with and into National. Prior thereto Public Gas was an indirect wholly-owned subsidiary of Triarc. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the aforementioned 1995 period has been restated to reflect the Merger.

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      1995            1996
                                                                  ------------    -------------
                                                                         (IN THOUSANDS)

Properties, at cost............................................     $165,216        $ 170,441
Less accumulated depreciation..................................       82,002           89,263
                                                                  ------------    -------------
                                                                    $ 83,214        $  81,178
                                                                  ------------    -------------
                                                                  ------------    -------------

NOTE 4 -- LONG TERM DEBT AND EXTRAORDINARY CHARGE

     First Mortgage Notes -- National issued $125,000,000 of First Mortgage Notes in a private placement, and prepaid $128,469,000 of existing indebtedness, resulting in an extraordinary charge, net of income taxes, of $2,631,000 relating primarily to the write-off of $4,126,000 of deferred financing costs applicable to such early extinguishment of debt. The First Mortgage Notes bear interest at a fixed annual rate of 8.54% payable semi-annually in arrears and amortize in eight equal annual installments of $15,625,000 beginning June 30, 2003 through June 30, 2010.

     Bank Credit Facility -- Concurrent with the Offering, National entered into a $55 million bank credit facility (the 'Bank Credit Facility') with a group of banks. The Bank Credit Facility includes a $15 million working capital facility (the 'Working Capital Facility') and a $40 million acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. The Bank Credit Facility bears interest, at National's option, at either (i) the 30, 60, 90 or 180-day London Interbank Offered Rate plus a margin generally ranging from 1% to 1.75% or (ii) the higher of (a) the prime rate and (b) the Federal funds rate plus 0.5%, in either case, plus a margin of up to 0.25%. The Working Capital Facility matures in full in July 1999. However, National must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in equal quarterly installments through July 2001.

     National's Bank Credit Facility and the First Mortgage Notes contain certain restrictive covenants which, among other items, (i) require meeting certain financial amount and ratio tests, (ii) limit the incurrence of certain other additional indebtedness and certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and
(iii) restrict the payment of distributions by the Operating Partnership if certain other covenants are not met.

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     National's obligations under both the First Mortgage Notes and the Bank Credit Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

NOTE 5 -- INCOME TAXES

     National's provision for (benefit from) income taxes for each of the periods presented varies from the Federal statutory income tax rate of 35% principally due to (i) state income taxes, (ii) the effect of goodwill amortization and, (iii) since July 2, 1996, the change in legal/tax status of National to a partnership. For federal and state income tax purposes, the earnings attributed to the Partnership and Operating Partnership are included in the tax returns of the individual partners. As a result, no recognition of income tax expense has been reflected in National's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. The earnings attributed to NSSI are subject to federal and state income taxes. Accordingly, National's consolidated financial statements will reflect income tax expense related to NSSI's earnings, if any. There was no income tax provision or benefit relating to NSSI in the three months ended September 30, 1996 since any provision or benefit would be immaterial to NSSI or National for this three month period. In connection with the Partnership Conveyance, all income tax liabilities were retained by the Managing General Partner.

NOTE 6 -- ACQUISITIONS

     During 1996 National acquired the assets of four unaffiliated propane distributors for aggregate cash consideration of $1,030,000.

NOTE 7 -- CONTINGENCIES

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company which had purchased the assets of a utility which had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem National Propane engaged environmental consultants who began work in August 1994. In February 1996, National Propane's environmental consultants provided a report which presented the two most likely remediation methods and estimates of the costs of such methods. The range of estimated costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, is from $1,600,000 to $3,300,000. The range for the second method, which involves only treatment of groundwater and the building of a soil containment wall, is from $432,000 to $750,000. Based on discussion with National Propane's environmental consultants both methods are acceptable remediation plans. National Propane, however, will have to agree on a final plan with the State of Wisconsin. Since receiving notice of the contamination, National Propane has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. The discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown which remediation method will be used. National Propane is also engaged in ongoing discussions of a general nature with such successor to the utility that operated a coal gasification plant on the property. There is as yet no indication that the prior owner will share the costs of remediation. National Propane, if found liable for any such costs, would attempt to recover such costs from the prior owner. In connection with the Partnership Conveyance, the Wisconsin property was retained by the Managing General Partner. Pursuant to a lease with the Managing General Partner relating to this facility National has agreed to be liable for any costs of remediation in excess of amounts

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

recovered from such prior owner or from insurance. Since no amount within the ranges can be determined to be a better estimate, National has accrued $432,000 at December 31, 1995 and September 30, 1996 in order to provide for the minimum costs estimated for the second remediation method and incurred legal fees and other professional costs. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on National's consolidated financial position, results of operations or ability to make the Minimum Quarterly Distribution to all Unitholders (see Note 12).

     National is involved in ordinary claims, litigation and administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management, the outcome of any such matter, or all of them combined, will not have a material adverse effect on National's consolidated financial condition or results of operations.

NOTE 8 -- UNAUDITED PRO FORMA SUMMARIZED OPERATING RESULTS

     The following unaudited supplemental pro forma information sets forth the operating results of National for the nine months ended September 30, 1996 and has been adjusted as if the Partnership had been formed as of January 1, 1996 to give effect to (i) the elimination of management fees paid to Triarc, (ii) the addition of the estimated stand-alone general and administrative costs associated with National's operation as a partnership, (iii) a net decrease to interest expense to reflect the interest expense associated with the First Mortgage Notes and to eliminate interest expense on the refinanced debt and (iv) the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership or the Operating Partnership, except for corporate income taxes relative to NSSI. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations that would have resulted had the Partnership been formed on January 1, 1996 or of the future results of operations of National.

                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1996
                                                           --------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER UNIT AMOUNT)
Revenues................................................                  $116,018
Operating income........................................                     9,162
Income before income taxes and extraordinary charge.....                     5,450
Income before extraordinary charge......................                     5,300
General partners'  interest in income
  before extraordinary charge...........................                       212
Unitholders' interest in income before extraordinary
  charge................................................                     5,088
Unitholders' income before extraordinary charge per
  unit..................................................                      0.47
Weighted average number of units outstanding(a).........                10,809,834

                                   ------------

(a) Such weighted average number of units outstanding do not reflect the November 6, 1996 sale of 400,000 common units as discussed in Note 13.


NOTE 9 -- UNIT OPTION PLAN

     Effective July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which permits the grant of options to purchase Common Units and Subordinated Units and the grant of Unit appreciation rights ('UARs') covering up to an aggregate of 1,250,000 Common Units and Subordinated Units (subject to adjustment in certain circumstances) plus an additional number of Units equal to 1% of the number of Units outstanding as of each December 31 following the Option Plan's effective date which will be added to the total number of units that may be issued thereafter. No options or UARS have been granted under the Option Plan

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

as of September 30, 1996. Any expenses recognized relating to the Unit Option Plan will be allocated to the Partnership in accordance with an agreement between the Managing General Partner and the Partnership.

NOTE 10 -- RELATED PARTY TRANSACTIONS

     Concurrent with the closing of the Offering, National made a $40,700,000 loan to Triarc. The loan bears interest at 13.5% per annum, amortizes $5,087,500 per year commencing 2003 and is secured by a pledge by Triarc of all the shares of capital stock of the Managing General Partner that are owned by Triarc. Interest is payable semi-annually in arrears on each June 30 and December 30.

NOTE 11 -- STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)/PARTNERS' CAPITAL

     The changes in National's Stockholders' equity (deficit)/Partner's capital for the nine months ended September 30, 1996 were as follows (in thousands):

                                                                      STOCKHOLDERS'
                                                                         EQUITY/
                                                                         GENERAL
                                                  NOTE RECEIVABLE       PARTNERS'        LIMITED PARTNERS'
                                                    FROM TRIARC          CAPITAL              CAPITAL          TOTAL
                                                  ---------------    ----------------    -----------------    --------

Balance at December 31, 1995...................      $ (81,392)          $ 32,792             $--             $(48,600)
Assets/(liabilities) retained by the Managing
  General Partner(a)...........................         81,392            (61,683)            --                19,709
Cash dividend to Triarc........................        --                 (59,300)            --               (59,300)
Cash dividend to Triarc for NPC Leasing
  Corp.........................................        --                     (24)            --                   (24)
Net proceeds of Offering.......................        --                 101,348              16,585          117,933
Net income for the period January 1, 1996 to
  June 30, 1996................................        --                   2,625             --                 2,625
Net  loss  for  the  period  July  1,  1996  to
  September 30, 1996:
     Loss before extraordinary charge..........        --                  (1,401)             (1,769)          (3,170)
     Extraordinary charge......................        --                  (2,631)            --                (2,631)
                                                  ---------------    ----------------    -----------------    --------
Balance at September 30, 1996..................      $ --                $ 11,726             $14,816         $ 26,542
                                                  ---------------    ----------------    -----------------    --------
                                                  ---------------    ----------------    -----------------    --------

------------

 (a) In connection with the Partnership Conveyance, the Managing General Partner retained the $81,392,000 receivable from Triarc and net liabilities totaling $19,709,000 which consist primarily of net deferred income taxes payable. In addition, in accordance with the Partnership Conveyance, the extraordinary charge for the early extinguishment of debt, net of income taxes, was allocated entirely to the General Partners.

NOTE 12 -- QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     Subsequent to the Offering National will distribute to its partners, on a quarterly basis, all of its 'Available Cash' which generally means, with respect to any fiscal quarter of National, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of National's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters.

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Available Cash will generally be distributed 96% to the Unitholders (including the Managing General Partner as the holder of Subordinated Units) and 4% to the General Partners, pro rata, except that if distributions of Available Cash exceed Target Distribution Levels above the Minimum Quarterly Distribution, the General Partners will receive an additional percentage of such excess distributions that will increase to up to 50% of the distributions above the highest Target Distribution Level.

     With respect to each quarter during the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units will have the right to receive the Minimum Quarterly Distribution ($0.525 per Unit), plus any Common Unit Arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     The Subordination Period will generally extend until the first day of any quarter beginning after June 30, 2001 in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the General Partner Interests during such periods and (iii) there are no outstanding Common Unit Arrearages.

     Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on a one-for-one basis on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) June 30, 1999 (with respect to 1,133,410 Subordinated Units, subject to adjustment as discussed below), and (b) June 30, 2000 (with respect to 1,133,410 Subordinated Units, subject to adjustments as discussed below) in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the General Partner Interests during such periods, and (iii) there are no outstanding Common Unit Arrearages; provided, however, that the early conversion of the second tranche of Subordinated Units may not occur until at least one year following the early conversion of the first tranche of Subordinated Units. Such number of units eligible for early conversion on June 30, 1999 and June 30, 2000 shall be subject to increase in each case by a number of Subordinated Units equal to 25% of the total Units issued upon conversion of the Special General Partner's 2% General Partner Interest.

     Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate, pro rata, with the other Common Units in distributions of Available Cash. In addition, if the Managing General Partner is removed as a general partner of the Partnership other than for Cause (i) the Subordination Period will end and all outstanding Subordinated Units will immediately convert into Common Units on a one-for-one basis, (ii) any existing Common Unit Arrearages will be extinguished and (iii) the General Partners will have the right to convert their remaining General Partner Interests (and the right to receive Incentive Distributions) into Common Units or to receive cash in exchange for such interests.

                        NATIONAL PROPANE PARTNERS, L.P.
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     On November 14, 1996 National paid its initial quarterly distribution of $0.525 per Common and Subordinated Unit to Unitholders of record on November 1, 1996, with a proportionate amount for the 4% unsubordinated general partner interest, or an aggregate of $5,924,000, including $2,616,000 paid to the General Partners related to the Subordinated Units and the unsubordinated general partner interest.

NOTE 13 -- SUBSEQUENT EVENT

     On November 6, 1996, National sold 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8,400,000 before the estimated fees and expenses of $1,033,000 resulting in estimated net proceeds to National of $7,367,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption may constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Part II. Other Information.'

INTRODUCTION

     National is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers (located primarily in the Northeast) that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National believes it is the sixth largest retail marketer of propane in terms of retail volume in the United States, supplying approximately 250,000 retail and wholesale customers in 25 states through its 166 service centers. National's operations are concentrated in the Midwest, Northeast, Southeast and Southwest regions of the United States.

     National's residential and commercial customers use propane primarily for space heating, water heating, clothes drying and cooking. In the industrial market propane is used as a motor fuel for over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. Agriculture customers use propane for tobacco curing, crop drying, poultry brooding and weed control. Dealers re-market propane in small quantities, primarily in cylinders, for residential and commercial uses.

     The retail propane sales volumes are very dependent on weather conditions. National sells approximately 66% of its retail volume during the first and fourth quarters, which are the winter heating season. As a result, cash flow is greatest during the first and fourth quarters as customers pay for their purchases. Propane sales are also dependent on climatic conditions which may affect agricultural regions. National believes that its exposure to regional weather patterns is lessened because of the geographic diversity of its areas of operations and through sales to commercial and industrial markets, which are not as sensitive to variations in weather conditions.

     Gross profit margins are not only affected by weather patterns but also by changes in customer mix. In addition, gross profit margins vary by geographical region. Accordingly, profit margins could vary significantly from year to year in a period of identical sales volumes.

     National reports on a calendar year basis; accordingly its results are affected by two different winter heating seasons: the end of the first year's heating season, National's first fiscal quarter, and the beginning of the second heating season, National's fourth fiscal quarter.

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National does not believe it is overly dependent on any one supplier. National primarily buys propane on both one year contracts and the spot market and does not enter into any fixed price take-or-pay contracts. Furthermore, National purchases propane from a wide variety of sources. In 1995 and in the first three quarters of 1996, no provider supplied over 15% of National's propane needs.

     Based on demand and weather conditions the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than National's ability to raise customer prices, margins will be negatively affected.

     The propane industry is very competitive. National competes against other major propane companies as well as local marketers in most of its markets, with the most competition in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

     The following discussion compares the results of operations for the nine months ended September 30, 1996 with the nine months ended September 30, 1995, and the three months ended September 30, 1996 with the three months ended September 30, 1995. The 1995 periods reflect the effects of the June 1995 merger (the 'Merger') of Public Gas Company with and into National Propane Corporation. Prior thereto Public Gas was an indirect wholly-owned subsidiary of Triarc Companies,

Inc., ('Triarc'), the parent company of National Propane Corporation. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the nine month period ended September 30, 1995 has been restated to reflect the Merger.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues increased $13.6 million, or 13.2%, to $116.0 million in the nine months ended September 30, 1996 as compared to $102.5 million for the nine months ended September 30, 1995 with propane revenues increasing $13.9 million, or 14.9% to $107.8 million in 1996 compared with $93.9 million in 1995. The increase is principally due to increased propane sales volume as retail gallons sold for 1996 increased 8.8 million, or 8.7%, to 110.6 million in 1996 compared to 101.8 million in 1995. Based on Degree Days data (the 'Degree Days Data'), published by the National Climatic Data Center, as applied to the geographical regions of National's operations, the nine month period ended September 30, 1996 was 8.7% colder than the nine months ended September 30, 1995. The $14.0 million increased propane revenue is due to volume increases ($8.1 million) and increased selling price due to increased costs ($7.7 million), partially offset by a decrease due to a shift in customer mix toward lower-priced commercial accounts ($1.8 million). National's other lines of revenue, primarily appliance sales and tank and equipment rental income, did not change significantly from period to period.

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

     Selling, general and administrative expenses increased $1.5 million or 9.7% to $17.0 million in 1996 compared with $15.5 million in 1995 due principally to increases in bad debt expense, insurance costs, rent expense and business taxes, as well as stand-alone costs associated with the Partnership Entities effective July 2, 1996.

     Management fees decreased $0.8 million to $1.5 million in 1996 compared to $2.3 million in 1995 due to management fees being eliminated with the beginning of the operations of the Partnership Entities.

     Interest expense increased $0.3 million, or 3.9%, to $9.0 million in 1996 compared to $8.7 million in 1995. This increase was due to higher average borrowings partially offset by lower average interest rates.

     Interest income from Triarc in 1996 is due to interest on the July 2, 1996 $40.7 million partnership loan to Triarc.

     Other income, net remained constant in 1996 and 1995.

     The provision for income taxes in 1996 and 1995 is related to National's operations prior to the Partnership Conveyance. The Partnership and the Operating Partnership are not tax paying entities except for NSSI, the wholly-owned corporate subsidiary. As such, the 1996 period does not include a tax benefit for the third quarter loss, a seasonally weak quarter.

     The extraordinary charge of $2.6 million in 1996 is a result of the early extinguishment of $128.5 million of existing indebtedness and consists primarily of the write-off of deferred financing costs of $4.1 million, net of income tax benefit of $1.7 million.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1995

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

     Gross profit decreased $1.5 million, or 33.7%, to $2.9 million for the three months ended September 30, 1996 compared with $4.4 million in 1995 as increased gross profit attributable to volumes ($0.5 million) was more than offset by the impact of lower average margins per gallon ($0.6 million), lower margins on other revenue lines ($0.2 million) and higher operating costs included in cost of sales ($1.2 million). The lower average propane margins were due to increased product costs which could not be fully passed on to certain customers and a shift in the customer mix toward lower-priced commercial accounts.

     Selling, general and administrative expenses decreased $0.9 million or 15% to $4.7 million for the three months ended September 30, 1996 as compared to $5.6 million for the three months ended September 30, 1995 despite the incurrence of stand-alone costs associated with the Partnership Entities in the 1996 period. This decrease was attributable primarily to reduced payroll expense and reduced advertising expense.

     Management fees have been eliminated effective with the beginning of the operations of the Partnership Entities.

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

     The provision for income taxes in 1995 is related to the Predecessor Company. There is no provision in 1996 since the Partnership and the Operating Partnership are not tax paying entities except for NSSI, the wholly-owned corporate subsidiary.

     The extraordinary charge of $2.6 million in 1996 is a result of the early extinguishment of $128.5 million of existing indebtedness and consists primarily of the write-off of deferred financing costs of $4.1 million, net of income tax benefit of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ---------------------------
                                                                        1996           1995
                                                                     ----------    -------------

Net cash provided by operating activities.........................    $ 13,229        $ 7,466
Net cash used in investing activities.............................      (5,790)        (6,479)
Net cash used in financing activities.............................      (5,593)        (4,225)
                                                                     ----------    -------------
     Net increase (decrease) in cash and cash equivalents.........    $  1,846        $(3,238)
                                                                     ----------    -------------
                                                                     ----------    -------------

     National's cash balances increased $1.8 million during the nine month period ended September 30, 1996. This increase reflected cash provided by operating activities of $13.2 million offset by cash used in financing activities of $5.6 million and cash used in investing activities of $5.8 million.

     The cash flows from operating activities of $13.2 million in the 1996 period consisted of a net loss of $3.2 million offset by non cash charges of $11.7 million, principally depreciation and amortization and write-off of deferred financing costs, and a $4.7 million decrease in working capital. The change in working capital is primarily made up of a seasonal decrease in receivables ($5.2 million) offset by a seasonal increase in inventories ($3.6 million) and an increase in accounts payable and accrued expenses ($3.1 million). The increase in accounts payable and accrued expenses is primarily due to accrued interest on the First Mortgage Notes and an increase in accrued casualty insurance reserves.

     Cash used in investing activities during the nine month period ended September 30, 1996 included capital expenditures of $5.0 million and acquisitions of $1.0 million, (excluding capital leases) aggregating $6.0 million. Of the capital expenditure amount for 1996, $2.3 million was for recurring maintenance and $2.7 million was to support growth of operations. National has budgeted maintenance capital expenditures and growth capital expenditures for the remainder of 1996 of approximately $1.0 million and $0.8 million, respectively, subject to the availability of cash and other financing sources. National has outstanding commitments amounting to $1.2 million for such capital expenditures as of September 30, 1996, which consists of $0.6 million for growth capital expenditures and $0.6 million for maintenance capital expenditures.

     Cash used by financing activities of $5.6 million during the nine month period ended September 30, 1996 primarily reflects the Offering and the private placement of First Mortgage Notes offset by the repayment of the previous debt facilities and the payment of a dividend and intercompany balances to Triarc.

     In July 1996, National issued through a private placement and conveyed to National Propane, L.P. $125 million of 8.54% First Mortgage Notes due June 30, 2010. A portion of the proceeds were used by National to pay a $59.3 million dividend to Triarc with the remainder being conveyed to National Propane, L.P.

     Also, in July 1996, National Propane Partners, L.P. issued 6,301,550 Common Units at $21.00 per unit which provided net cash of $117.9 million after deducting the underwriting discounts, commissions and other expenses. These proceeds were used (i) to repay $64.4 million under the Predecessor Company's existing credit facility, (ii) to loan Triarc $40.7 million and (iii) to pay $12.8 million of intercompany indebtedness consisting principally of accrued management fees and tax sharing payments due to Triarc. On November 6, 1996 the Partnership sold 400,000 Common Units through a private placement at a price of $21.00 per Common Unit aggregating $8.4 million before estimated fees and expenses of $1.0 million.

     In July 1996, the Operating Partnership entered into a new $55 million Bank Credit Facility which includes a $15 million Working Capital Facility to be used for working capital and other general partnership purposes and a $40 million Acquisition Facility the use of which is restricted to acquisitions and capital expenditures for growth.

     Total partners' capital at September 30, 1996 was $26.5 million as compared to a total stockholders' deficit of $48.6 million at December 31, 1995. The increase of $75.1 million reflects the $117.9 million net proceeds of the Offering and the retention of $19.7 million of net liabilities by the Managing General Partner offset by a $59.3 million dividend to Triarc at the time of the Offering and the net loss of $3.2 million for the nine months period ended September 30, 1996.

     National's principal cash requirements are maintenance capital expenditures (currently budgeted at $3.5 million for the year ending December 31, 1997), and funds for growth and business acquisitions, if any. There were no scheduled principal repayments in 1996 under the Bank Credit Facility or the First Mortgage Notes. The Working Capital Facility requires that for a period of at least 30 consecutive days in each year between March 1 and August 31, the principal amount outstanding be reduced to zero. There are no scheduled principal repayments in 1997 with respect to the First Mortgage Notes.

CONTINGENCIES

     National has a contingent liability in connection with an environmental matter described in Note 7 to the accompanying condensed consolidated financial statements. The ultimate outcome of this matter cannot presently be determined and, depending on the cost of remediation required, may have a material adverse effect on National's consolidated financial position, results of operations or ability to make the Minimum Quarterly Distributions to all Unitholders. National Propane is also involved in ordinary claims, litigation and administrative proceedings and investigations of various types in several jurisdictions incidental to its business. In the opinion of management, the outcome of any such matter, or all of them combined, will not have a material adverse effect on National Propane's consolidated financial position or results of operations.

                           PART II. OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q (this 'Form 10-Q') that are not historical facts constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'), that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of National and its related entities to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; availability and locations and terms of opportunities for business growth and development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; and other risks and uncertainties detailed in the Partnership's Registration Statement on Form S-1 (No. 333-2768) and in the Partnership's other current and periodic filings with the Securities and Exchange Commission.

ITEM 5. OTHER EVENTS

     On November 7, 1996, the Partnership sold 400,000 of its common units (representing approximately 6% of the Partnership's common units) to an institutional accredited investor through a private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended. The units were sold at a price of $21.00 each, before deducting fees, resulting in estimated net proceeds to the Partnership of approximately $7.4 million. The Partnership completed its initial public offering on July 2, 1996. As a result of the initial public offering and after taking into account the shares issued in the private placement, National Propane Corporation, the Partnership's managing general partner, holds approximately 43% of the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1   --  Amendment No. 1 to  the amended and Restated  Agreement of Limited Partnership  of National Propane, L.P.,
           dated November 1, 1996  incorporated  herein  by  reference  to Exhibit 3.1 to the Partnership's report on
           Form 8-K dated November 14, 1996.
10.1   --  Purchase  Agreement, dated  November 7,  1996  incorporated herein  by reference  to  Exhibit 10.1  to the
           Partnership's report on Form 8-K dated November 14, 1996.
10.2   --  Registration Agreement,  dated November 7,  1996 incorporated herein  by reference to  Exhibit 10.2 to the
           Partnership report on Form 8-K dated November 14, 1996.
27.    --  Financial Data Schedule for the nine month period ended September 30, 1996, submitted  to  the  Securities and Exchange Commission in electronic format.
99.1   --  National Propane Partners,  L.P. Press Release,  dated October 22,  1996, regarding quarterly distribution incorporated herein by reference to Exhibit 99.1 to the Partnership's report  on  Form  8-K dated November
           14, 1996.
99.2   --  National Propane Partners,  L.P. Press Release,  dated November 7,  1996 regarding sale  of 400,000 common units incorporated  herein by  reference to  Exhibit 99.2  to the  Partnership's report  on Form 8-K dated
           November 14, 1996.

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

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          By: NATIONAL PROPANE CORPORATION
                                               as Managing General Partner

                                          By       /s/ RONALD R. ROMINIECKI
                                             ...................................
                                                    RONALD R. ROMINIECKI
                                                 SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Date: January 10, 1997