Form 10-K
period 1996-12-31
NATIONAL PROPANE PARTNERS LP
filed 1997-03-31
CIK 1011292

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

[x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                  OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                          TO

                        COMMISSION FILE NUMBER: 1-11867

                                ---------------
                        NATIONAL PROPANE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ---------------


                   DELAWARE                                       42-1453040
       (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                 SUITE 1700, IES TOWER                           52401-1409
                  200 1ST STREET S.E.                            (ZIP CODE)
                    CEDAR RAPIDS, IA
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (319) 365-1550

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH
     CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------    -------------------------------------------
Common Units               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

     The aggregate market value as of March 27, 1997 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $134,031,000. At March 27, 1997 there were outstanding 6,701,550 Common Units and 4,533,638 Subordinated Units.

                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                     PART 1

                                                                                                              PAGE
                                                                                                              ----
Item  1.   Business........................................................................................     2
Item  2.   Properties......................................................................................    11
Item  3.   Legal Proceedings...............................................................................    12
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    12

                                                     PART II
Item  5.   Market for the Registrant's Units and Related Unitholder Matters................................    13
Item  6.   Selected Historical Consolidated Financial and Operating Data...................................    14
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    16
Item  8.   Financial Statements and Supplementary Data.....................................................    24
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    49

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..............................................    49
Item 11.   Executive Compensation..........................................................................    52
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    57
Item 13.   Certain Relationships and Related Transactions..................................................    60

                                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    63
Signatures.................................................................................................    65

                                    PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K (this 'Form 10-K'), including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations', and elsewhere in this Form 10-K constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act') concerning, among other things, the prospects, developments and business strategies of National Propane Partners, L.P. (the 'Partnership') for its operations, all of which are subject to risks and uncertainties. These forward-looking statements are identified by their use of forms of such terms and phrases as 'intends', 'goals', 'estimates', 'expects', 'projects', 'plans', 'anticipates', 'should', 'future', 'believes' and 'scheduled'. When a forward-looking statement includes a statement of the assumptions or basis underlying the forward-looking statement, the Partnership cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Partnership or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Partnership include, among others, weather conditions, which affect the demand for propane; changes in wholesale propane prices, which may affect the Partnership's gross profits and the demand for the Partnership's products; competition from others in the propane distribution industry and from alternative energy sources, which may affect the Partnership's ability to generate revenues; the mature nature of the retail propane industry and the national trend toward increased conservation and technological advances, which may affect demand for the Partnership's products; the Partnership being subject to the operating hazards and risks associated with handling, storing and delivering combustible liquids such as propane, which may subject the Partnership to claims for which the Partnership is not insured; the amount of the Partnership's available cash being dependent on a number of factors which may be beyond the control of the Partnership, including, without limitation, that a portion of the Partnership's annual cash receipts is derived from interest payments from Triarc Companies, Inc. ('Triarc'), which may affect the amount of the Partnership's cash distributions; the Partnership being significantly leveraged, which may limit the Partnership's ability to make cash distributions and may affect the Partnership's results of operations; the Partnership's assumptions concerning future operations and weather conditions may not be realized, which may affect the amount of the Partnership's cash distributions and results of operations; the Partnership's reimbursements and funds due to its managing general partner National Propane Corporation (the 'Managing General Partner') may be substantial, which may adversely affect the Partnership's ability to make cash distributions; changes in business strategy, which may, among other things, prolong the time it takes to achieve the performance results included herein; changes in, or the failure to comply with, government regulations; the Partnership may be unsuccessful in its attempts to acquire other business in the industry; and other risks, uncertainties and factors referenced in this Form 10-K and in the Partnership's current and periodic filings with the Securities and Exchange Commission.

ITEM 1. BUSINESS

INTRODUCTION

     National Propane Partners, L.P., a master limited partnership (the 'Partnership' or the 'MLP'), is a Delaware limited partnership formed in March 1996 to acquire, own and operate the business and assets of National Propane Corporation ('National Propane') through National Propane, L.P. (the 'Operating Partnership'), and is engaged primarily in (i) the retail marketing of propane to residential, commercial and industrial, and agricultural customers and to dealers that resell propane to residential and commercial customers and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. The Partnership believes it is the sixth largest retail marketer of propane in terms of volume in the United States, supplying approximately 250,000 active retail and wholesale customers in 25 states through its 166 service centers located in 24 states. The Partnership's operations are concentrated in the Midwest, Northeast, Southeast and Southwest regions of the United States. The retail propane sales volume of the Partnership was approximately 160.5 million gallons in 1996. In 1996, approximately 45.6% of the Partnership's retail sales volume was to residential customers, 36.2% was to commercial and industrial customers, 7.7% was to agricultural customers, and 10.5% was to dealers. Sales to residential customers in 1996 accounted for approximately 64% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market.

ACQUISITION BY TRIARC

     National Propane was incorporated in 1953 under the name Conservative Gas Corporation. During the period that National Propane was controlled by DWG Corporation, Triarc's predecessor, National Propane's business was conducted through nine regionally branded companies without central management or coordinated pricing or distribution strategies. In April 1993, a partnership, the sole general partners of which are Nelson Peltz and Peter W. May, acquired approximately 28.6% of the then outstanding shares of Triarc's common stock (the 'Acquisition'). Since the Acquisition, the Partnership's new management team, headed by Ronald D. Paliughi, who became President and Chief Executive Officer of National Propane in April 1993, has implemented an operating plan designed to make the Partnership more efficient, profitable and competitive.

     Since 1993, National Propane's management has: (i) consolidated nine separately branded businesses into a single company with a new, national brand and logo; (ii) consolidated eight regional offices into one national headquarters; (iii) installed a system-wide data processing system; (iv) implemented system-wide pricing, marketing and purchasing strategies, thereby reducing the cost duplication and purchasing and pricing inefficiencies associated with the formerly decentralized structure; and (v) centralized and standardized accounting, administrative and other corporate services. As a result of these initiatives, National Propane has become more efficient and competitive, and believes it is now positioned to capitalize on opportunities for business growth, both internally and through acquisitions.

INITIAL PUBLIC OFFERING

     In July 1996 the MLP completed an initial public offering (the 'IPO') of approximately 6.3 million common units representing limited partner interests (together with subsequently issued common units the 'Common Units') and received therefrom net proceeds aggregating approximately $117.4 million.

     Concurrently with the closing of the IPO, both National Propane and National Propane SGP Inc. ('SGP') contributed substantially all of their assets to the Operating Partnership (the 'Partnership Conveyance') as a capital contribution and the Operating Partnership assumed substantially all of their liabilities. National Propane and SGP then conveyed their limited partner interests in the Operating Partnership to the Partnership. As a result of such contributions, each of National Propane and SGP have a 1.0% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, National Propane received in exchange for its contribution to the Partnership 4,533,638 subordinated units (the 'Subordinated Units') and the right to receive certain incentive distributions.

     Also immediately prior to the closing of the IPO, National Propane issued $125 million aggregate principal amount of 8.54% first mortgage notes due 2010 (the 'First Mortgage Notes') to certain institutional investors in a private placement (the 'Private Placement'). Approximately $59.3 million of the net proceeds from the sale of the First Mortgage Notes (the entire net proceeds of which were approximately $118.4 million) were used by National Propane to pay a dividend to Triarc Companies, Inc. The remainder of the net proceeds from the sale of the First Mortgage Notes (approximately $59.1 million) were contributed by National Propane to the Operating Partnership to repay a portion of National Propane's then existing bank debt and other indebtedness of National Propane and certain of its subsidiaries.

     After the repayment of the indebtedness described above, the net proceeds of the IPO were contributed to the Operating Partnership which used such proceeds to repay all remaining indebtedness under National Propane's then existing bank debt, to make a $40.7 million loan to Triarc (the 'Partnership Loan') and to pay certain accrued management fees and tax sharing payments due to Triarc from National Propane.

     Concurrently with the closing of the IPO, the Operating Partnership also entered into a bank credit facility, which includes a $15 million revolving credit facility to be used for working capital and other general partnership purposes and a $40 million acquisition facility.

     On November 7, 1996, the Partnership issued and sold an additional 400,000 common units in a private placement resulting in net proceeds of $7.4 million.

BUSINESS STRATEGY

     The Partnership's operating strategy is to increase its efficiency, profitability and competitiveness, while better serving its customers, by building on the efforts it has already undertaken to improve pricing management, marketing and purchasing and to consolidate its operations. During 1996 the Partnership continued to develop its $1.4 million pricing system which provides central management and local managers with current, system-wide supply, demand and competitive pricing information. The Partnership also began equipping several of its delivery personnel with hand-held computer terminals that simplify customer billing and the collection of price and volume information.

     The Partnership continued to look for opportunities to consolidate its operations, reducing its workforce by approximately 15%, from 1,228 in July 1993 to 1,045 full-time employees as of December 31, 1996.

     The Partnership's strategies for growth involve expanding its operations and increasing its market share through strategic acquisitions and internal growth, including the opening of new service centers. The Partnership intends to increase its revenues by acquiring smaller, independent competitors, funding such acquisitions by either drawing on its $40 million acquisition facility or issuing additional Common Units. The Partnership intends to take two approaches to acquisitions: (i) primarily, to build on its broad geographic base by acquiring smaller, independent competitors that operate within the Partnership's existing geographic areas and incorporating them into the Partnership's distribution network and (ii) to acquire propane businesses in areas in the United States outside of its current geographic base where it believes there is growth potential and where an attractive return on its investment can be achieved. The Partnership continues to evaluate a number of propane distribution companies, including regional and national firms, as part of its ongoing acquisition program, and as of March 15, 1997, the Partnership has present agreements or commitments with respect to purchasing three propane businesses for an aggregate purchase price of approximately $7.1 million. During 1996, the Partnership acquired the assets of five smaller retail propane marketers for an aggregate purchase price of approximately $2.0 million. In January 1997, the Partnership acquired the assets of another small retail propane marketer for a purchase price of approximately $1.0 million.

     In addition to pursuing expansion through acquisitions, the Partnership intends to pursue internal growth at its existing service centers and to expand its business by opening new service centers. The Partnership has attempted to leverage its position as a reliable, full service propane company to attract new customers, particularly in those locations where the Partnership competes against smaller, independent distributors. In addition, the Partnership has marketing programs such as its Water Heater

Program pursuant to which the Partnership offers to users of electric or fuel oil water heaters a free propane water heater (excluding installation) in return for signing a five-year propane purchase agreement. Furthermore, the Partnership operates in several growth areas of the United States, including western Colorado, a rapidly growing market in which the Partnership believes it is one of the leading retail marketers, and in central Arizona, an area that has experienced a significant rate of population growth in recent years.

     The Partnership also intends to continue to expand its business by opening new service centers, known as 'scratch-starts,' in areas where there is relatively little competition. Scratch starts are newly opened service centers generally staffed with one or two employees, which typically involve minimal start up costs because the infrastructure of the new service center is developed as the customer base expands and the Partnership can, in many circumstances, transfer existing assets, such as storage tanks and vehicles, to the new service center. Under its 'scratch-start' program, the Partnership intends to open new service centers in specific types of markets, such as resorts and new residential developments, which have been targeted because of the unavailability of natural gas, the limited number of competitors and the potential number of relatively high margin residential accounts. Under this program, by December 31, 1996 the Partnership had opened three new service centers in California and one in each of Idaho, Georgia and South Carolina. The Partnership is developing plans for several new 'scratch-starts' in 1997.

INDUSTRY BACKGROUND

     Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for economy and ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is useable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Propane is clean-burning, producing negligible amounts of pollutants when consumed.

     The  Partnership's  retail  customers  fall  into  four  broad  categories:
residential customers, commercial and industrial customers, agricultural customers and dealers that resell propane to residential and commercial customers. Residential customers use propane primarily for space heating, water heating, cooking and clothes drying. Commercial and industrial customers use propane for commercial applications such as cooking and clothes drying and industrial uses such as fueling over-the-road vehicles, forklifts and stationary engines, firing furnaces, as a cutting gas and in other process applications. Agricultural customers use propane for tobacco curing, crop drying, poultry brooding and week control.

     Based upon information provided by the NPGA, propane accounts for approximately 3.0% to 4.0% of total energy consumption in the United States, an average level that has remained relatively constant for the past ten years. In addition, propane is now the world's most widely used alternative fuel for automobiles with approximately 350,000 and 3.5 million vehicles running on propane in the United States and worldwide, respectively (according to the NPGA). The Partnership believes, based on industry publications, that the domestic retail market for propane is approximately 9.4 billion gallons annually.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes its propane through a nationwide distribution network integrating 166 service centers in 24 states. The Partnership's operations are located primarily in the Midwest, Northeast, Southeast and Southwest regions of the United States. Typically, service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office and a warehouse and service facility, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Each service center is managed by a district manager and also typically employs a customer service representative, a service technician and one or two bulk truck drivers. However, new service centers established under the Partnership's 'scratch start' program generally do not have offices, warehouses or service facilities and are typically staffed initially by one or two employees.

     In 1996 the Partnership served approximately 250,000 active customers. No single customer accounted for 10% or more of the Partnership's revenues in 1995 or 1996. Generally, the number of customers increases during the fall and winter and decreases during the spring and summer. Historically, approximately 67% of the Partnership's retail propane volume has been sold during the six-month season from October through March, as many customers use propane for heating purposes. Consequently, sales, gross profits and cash flows from operations are concentrated in the Partnership's first and fourth fiscal quarters.

     Year-to-year demand for propane is affected by the relative severity of the winter and other climatic conditions. For example, while the frigid temperatures that were experienced by the United States in January and February of 1994 significantly increased the overall demand for propane, the warm weather during the winter of 1994 - 1995 significantly reduced such demand. The Partnership believes, however, that the geographic diversity of its areas of operations helps to reduce its exposure to regional weather patterns. In addition, retail sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets. For information on the impact of annual variations in weather on the operations of the Partnership, see Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- General'.

     Retail deliveries of propane are usually made to customers by means of bobtail and rack trucks. Propane is pumped from the bobtail truck, which generally holds 2,800 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks usually ranges from approximately 50 to approximately 1,000 gallons, with a typical tank having a capacity of 250 to 500 gallons. Typically, service centers deliver propane to most of their residential customers at regular intervals, based on estimates of such customers' usage, thereby eliminating the customers' need to make affirmative purchase decisions. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 23.5 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other retail customers, primarily dealers and large commercial accounts, in larger trucks known as transports, which have an average capacity of approximately 9,000 gallons. Propane is generally transported from refineries, pipeline terminals and storage facilities (including the Partnership's underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico) to the Partnership's bulk plants by a combination of common carriers, owner-operators, railroad tank cars and, in certain circumstances, the Partnership's own highway transport fleet.

     The Partnership also sells, leases and services equipment related to its propane distribution business. In the residential market, the Partnership sells household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers, as well as less traditional products such as barbecue equipment and gas logs. In the industrial market, the Partnership sells or leases specialized equipment for the use of propane as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of propane as engine fuel and for chicken brooding and crop drying. The sale of specialized equipment, service income and rental income represented less than 10% of the Partnership's operating revenues during fiscal 1996. Parts and appliance sales, installation and service activities are conducted through National Sales & Service, Inc. ('NSSI'), a wholly-owned corporate subsidiary of the Operating Partnership.

PROPANE SUPPLY AND STORAGE

     The profitability of the Partnership is dependent upon the price and availability of propane as well as seasonal and climatic factors. Contracts for propane are typically made on a year-to-year basis, but the price of the propane to be delivered depends upon market conditions at the time of delivery. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets, and from time to time the ability to obtain propane at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of propane. Generally, when the wholesale cost of propane declines, the Partnership believes that its margins on its retail propane distribution business will increase in the short-term because retail prices tend to change less rapidly than wholesale prices. Conversely, when the wholesale cost of propane increases, retail marketing profitability will likely be reduced at least for the short-term until retail prices can be increased. Except for occasional opportunistic buying and storage of propane, the Partnership has not engaged in any significant hedging activities with respect to its propane supply requirements, although it may do so from time to time in the future. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General'.

     The Partnership purchased propane from over 35 domestic and Canadian suppliers during 1996, primarily major oil companies and independent producers of both gas liquids and oil, and it also purchased propane on the spot market. In 1996, the Partnership purchased approximately 82% and 18% of its propane supplies from domestic and Canadian suppliers, respectively. Approximately 95% of propane purchases by the Partnership in 1996 were on a contractual basis (generally, under one year agreements subject to annual renewal), but the percentage of contract purchases may vary from year to year as determined by the Managing General Partner. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. The Partnership is not currently a party to any supply contracts containing 'take or pay' provisions.

     Warren Petroleum Company ('Warren') supplied approximately 16% of the Partnership's propane in 1996 and Amoco and Conoco each supplied approximately 10%. The Partnership believes that if supplies from Warren, Amoco or Conoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the Partnership believes that the cost of procuring replacement supplies might be significantly higher, at least on a short-term basis, which could negatively affect the Partnership's margins. No other single supplier provided more than 10% of the Partnership's total propane supply during 1996. Although the Partnership has long-standing relations with a number of its important suppliers and has generally been able to secure sufficient propane to meet its customers' needs, no assurance can be given that supplies of propane will be readily available in the future. The Partnership expects a sufficient supply to continue to be available during 1997. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane. See 'Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General'.

     The Partnership owns underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico, leases above ground storage facilities in Crandon, Wisconsin and Orlando, Florida, and owns or leases smaller storage facilities in other locations throughout the United States. As of December 31, 1996, the Partnership's total storage capacity was approximately 33.1 million gallons (including approximately one million gallons of storage capacity currently leased to third parties).

PRICING POLICY

     The Partnership believes that its pricing policy is an essential element in the marketing of propane. The pricing system installed in substantially all of the Partnership's service centers provides central management with current, system-wide supply, demand and competitive pricing information. Based on that information, pricing managers located in Cedar Rapids, Iowa monitor the prices to be charged to the Partnership's existing residential customers. With respect to commercial and industrial customers, agricultural customers and new residential customers, management and managers work together to determine prices based on recommendations from management and local conditions. The Partnership believes that this flexible, joint pricing management system enables the Partnership to react more effectively to cost increases, and will permit it, in most situations, to respond to changes in supply costs in a manner that protects its gross margins, to the extent possible.

     To further enhance its price management, the Partnership is in the process of equipping its delivery personnel with hand-held computer terminals ('HHTs') that simplify customer billing and the collection of customer data, including price and volume information. The HHTs are also able to print accurate customer delivery statements that can be provided to the customer by the Partnership's delivery personnel. The Partnership began testing the HHTs in a limited number of service centers in the Midwest in March 1996. The results of these tests have been successful to date, and the Partnership deployed the HHTs at eight additional locations during 1996.

TRADEMARKS AND TRADENAMES

     The Partnership utilizes a number of trademarks and tradenames which it owns (including 'National PropaneTM'), some of which have a significant value in the marketing of its products.

COMPETITION

     Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Propane is generally more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, although propane is sold in such areas as a standby fuel for use during peak demand periods and during interruptions in natural gas service. The expansion of natural gas into traditional propane markets has historically been inhibited by the capital costs required to expand distribution and pipeline systems. Although the extension of natural gas pipelines tends to displace propane distribution in the areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed.

     Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications, as well as in market demand and price, propane and fuel oil have generally developed their own distinct geographic markets, reducing competition between such fuels. Because furnaces and appliances that burn propane will not operate on fuel oil and vice versa, a conversion from one fuel to the other requires the installation of new equipment.

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.4 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 32% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's service centers compete with several marketers or distributors and certain service centers compete with a large number of marketers or distributors. Each service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The Partnership's typical service center has an effective marketing radius of approximately 50 miles. The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices.

WORKING CAPITAL

     Working capital requirements for the Operating Partnership fluctuate due to the seasonal nature of its business. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of LP gas sold declines during the spring and summer. Working capital requirements are generally met through cash flow from operations supplemented by advances under a revolving working capital facility which provides the Operating Partnership with a $15 million line of credit (of which $ 8.3 million was available at March 1, 1997). Accounts receivable are generally due within 30 days of delivery.

GOVERNMENT REGULATION

     The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA'), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the 'Superfund' law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a 'hazardous substance' into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, automotive waste products, such as waste oil, generated by the Partnership's truck fleet, as well as 'hazardous substances' disposed of during past operations by third parties on the Partnership's properties, could subject the Partnership to CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. Also, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances.

     National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

     On February 19, 1997, the U.S. Department of Transportation published its Interim Final Rule for Continued Operation of Present Propane Trucks (49 CFR 171.5) (the 'Interim Rule'). The Interim Rule is intended to address perceived risks during the transfer of propane. The Interim Rule required certain immediate changes in the Partnership's operating procedures, and in the next 6 to 12 months may require (1) some or all of the Partnership's cargo tanks to be retrofitted and (2) some modifications to the Partnership's bulk plants. The
Partnership, as well as the National Propane Gas Association and the propane industry in general, is in the process of studying the Interim Rule and the appropriate response thereto. At this time, the Partnership is not in a position to determine what the ultimate long-term cost of compliance with the Interim Rule will be.

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Marshfield, Wisconsin. National Propane purchased the property from a company which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National Propane engaged environmental consultants who began work in August 1994. In December 1994, the environmental consultants issued a report to National Propane which estimated the range of potential remediation costs to be between approximately $0.4 million and $0.9 million depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. In February 1996, based upon new information National Propane's environmental consultants issued a second report which presented the two most likely remediation methods and revised estimates of the costs of such methods. The report estimated the range of costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, to be from $1.6 million to $3.3 million. The range for the second method, which involves treatment of ground water and building a containment wall, was from $0.4 million to $0.8 million. As of March 1, 1997, National Propane's environmental consultants have begun but have not completed additional testing. Based upon the new information compiled to date, which is not yet complete, it appears that the containment wall remedy is no longer appropriate, and the likely remedy will involve treatment of ground water and treatment by soil-vapor extraction of certain contaminated 'hot spots' in the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants have revised the range of estimated costs for the remediation to be from $0.8 million to $1.6 million. Based on discussions with National Propane's environmental consultants, an acceptable remediation plan should fall within this range. National Propane will have to agree upon the final plan with the State of Wisconsin. Since receiving notice of the contamination, National Propane has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown what remediation method will be used. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminant plume emanating from the Marshfield property, there is the potential for future third-party claims. National Propane is also engaged in ongoing discussions of a general nature with the successor to the utility that operated a coal gasification plant on the property. The successor has denied any liability for the costs of remediation of the Marshfield property or of satisfying any related claims. If National Propane is found liable for any of such costs, it will attempt to recover them from the successor owner. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease relating to the Marshfield facility, the ownership of which was not transferred to the Operating Partnership in connection with the Partnership Conveyance, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successor or from insurance. Since no amount within the ranges of remediation costs could be determined to be a better estimate, National had accrued $0.8 million at December 31, 1996 in order to provide for the minimum costs estimated for the anticipated remediation method, incurred legal fees and other professional costs. See Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies'. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

EMPLOYEES

     As of December 31, 1996, the Managing General Partner had 1,045 full time employees, of whom 85 were general and administrative (including fleet maintenance personnel), 18 were sales, 439 were transportation and product supply and 503 were district employees. In addition, at December 31, 1996, the Managing General Partner had 46 temporary and part-time employees. Approximately 172 of such full-time employees are covered by collective bargaining agreements that expire on various dates in 1997, 1998, and 1999. The Managing General Partner believes that its relations with both its union and non-union employees are satisfactory.

     The Partnership has no employees; however, for certain purposes, such as workers' compensation claims, employees of the Managing General Partner who are providing services for the benefit of the Partnership may also be considered to be employees of the Partnership under applicable state law. The Managing General Partner is reimbursed by the Partnership entities at cost for all direct and indirect expenses incurred on behalf of the Partnership entities, including the costs of compensation and employee benefit plans. See Note 21 of the Partnership's Consolidated Financial Statements.

ORGANIZATIONAL STRUCTURE

     The following chart depicts the organization and ownership of the Partnership, the Operating Partnership and the Operating Partnership's corporate subsidiary. The percentages reflected in the following chart represent the approximate ownership interest in each of the Partnership and the Operating Partnership, individually, and not on an aggregate basis.

                              [ORGANIZATION CHART]

ITEM 2. PROPERTIES

     The Partnership maintains a large number of diverse properties, including appliance showrooms, maintenance facilities, bulk plants, warehousing space, garages, storage depots or large gas tanks and related distribution equipment and underground space for gas storage. The Partnership believes that these properties, taken as a whole, are generally well-maintained and adequate for current and foreseeable business needs. The majority of these properties are owned by the Partnership.

     Certain information about the major properties of the Partnership as of December 31, 1996, is set forth in the following table.

                                                                                 NUMBER OF
                        DESCRIPTION OF FACILITIES                                FACILITIES
--------------------------------------------------------------------------   ------------------   STORAGE CAPACITY
                                                                                                  ----------------
                                                                                                   (IN THOUSANDS
                                                                                                    OF GALLONS)
Service Centers located throughout the United States(1)...................       127     owned
                                                                                  39     leased
                                                                                 ---
                                                                                 166                    7,678

Remote Storage Facilities.................................................        58     owned
                                                                                  23     leased
                                                                                 ---
                                                                                  81                    2,201
Above Ground Storage Facilities:
     Crandon, Wisconsin(2)................................................         1     leased           241
     Orlando, Florida(3)..................................................         1     leased         1,020
                                                                                 ---                  -------
                                                                                   2                    1,261
Underground Storage Facilities:
     Hutchinson, Kansas(4)................................................         1     owned         12,000
     Loco Hills, New Mexico...............................................         1     owned         10,000
                                                                                 ---                  -------
                                                                                   2                   22,000
                                                                                                      -------
     Total................................................................                             33,140

------------

(1) Includes six service centers recently established under the Partnership's 'scratch start' program.

(2) The facility is leased on a year-to-year basis, and the lease is terminable by either party upon 30 days' notice.

(3) The Partnership leases the real property from a third party pursuant to a ground lease that terminates on October 31, 2006.

    The Partnership owns the storage facility located at such property and leases it to Warren Petroleum pursuant to an agreement that terminates October 31, 1999 and may be canceled by the Partnership upon 60 days' notice under certain circumstances.

(4) The Partnership owns the underground storage facility, which, pursuant to an operating agreement, is operated by a third party that owns the equipment necessary to use the facility for propane storage. Such operating agreement may be terminated by either party at the end of any calendar year upon thirty days' notice.

                            ------------------------
     The transportation of propane requires specialized equipment. The trucks utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of December 31, 1996, the Partnership had a fleet of 7 transport truck tractors, all of which are owned by the Partnership and approximately 400 bulk delivery trucks and 400 service and light trucks, all of which are owned by the Partnership. In addition, as of December 31, 1996, the Partnership had approximately 150 cylinder delivery vehicles and 55 automobiles. As of December 31, 1996, the Partnership owned approximately 210,000 customer storage tanks with typical capacities of 250 to 500 gallons.

     The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties. Substantially all of the Partnership's assets (other than the assets of NSSI) are pledged to secure the First Mortgage Notes and indebtedness under the Bank Credit Facility. In addition, some of the Partnership's properties are subject to liabilities and leases and immaterial encumbrances, easements and restrictions, although the Partnership does not believe that any such burdens will materially interfere with the continued use by the Partnership of its properties, taken as a whole.

ITEM 3. LEGAL PROCEEDINGS

     There are a number of lawsuits pending or threatened against the Partnership and/or National Propane. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. However, any one or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

     In addition, certain contingent liabilities related to National Propane's operations were assumed by the Partnership in connection with the Partnership Conveyance. These contingent liabilities include potential environmental remediation costs and related claims (primarily costs and claims related to the coal tar contamination at the Managing General Partner's Marshfield, Wisconsin facility). There can be no assurance that the ultimate liability relating to this matter will not exceed the amount reserved or that such matter will not have a material adverse effect on the Partnership's results of operations, financial condition or its ability to make distributions to its Unitholders. See 'Item 1. Business -- Government Regulations'.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Partnership during the fiscal year ended December 31, 1996.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The   Common  Units,   representing  limited   partner  interests   in  the
Partnership, are listed and traded on The New York Stock Exchange under the symbol NPL. The Common Units began trading on June 26, 1996, at an initial public offering price of $21.00 per Common Unit. As of March 1, 1997 there were approximately 10,000 registered Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on The New York Stock Exchange, and the amount of cash distributions paid per Common Unit.

                                                          COMMON UNIT
                                                          PRICE RANGE
                                                      -------------------
                  1996 FISCAL YEAR                     HIGH         LOW      CASH DISTRIBUTION PAID PER UNIT
----------------------------------------------------  -------     -------    --------------------------------
Third Quarter (beginning June 26, 1996).............  $21.000     $18.625    $0.525 (paid November 15, 1996)
Fourth Quarter......................................  $20.750     $19.250    $0.525 (paid February 14, 1997)

     The Partnership has also issued Subordinated Units, all of which are held by the Managing General Partner for which there is no established public trading market. The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business,
(ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the
General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of National Propane Partners, L.P. listed as an exhibit to this Report. The Partnership made a cash distribution on November 15, 1996 in respect to its Common Units and its Subordinated Units for the quarter ended September 30, 1996 in the amount of $5.9 million. The Partnership also made a cash distribution on February 14, 1997 in respect to its Common Units and Subordinated Units for the quarter ended December 31, 1996 in the amount of $6.1 million. Both distributions represented a payment of $.525 per Unit. The Partnership Agreement defines Minimum Quarterly Distributions as $.525 per Unit for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 30, 2001. Restrictions on the Partnership's distributions required by Item 5 is incorporated herein by reference to Note 11 to the accompanying consolidated financial statements, and to 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Descriptions of Indebtedness'.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

     In connection with the Partnership Conveyance, the Partnership became the successor to the businesses of National Propane. Because the Partnership
Conveyance was a transfer (as described in Note 1 to the accompanying consolidated financial statements) of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (1) National Propane prior to the Partnership Conveyance and (2) the Partnership subsequent to the Partnership Conveyance, is referred to as 'National'. Further the selected financial data reflect the effects of the June 1995 merger of Public Gas with and into National which is further described in Note 3 to the accompanying consolidated financial statements.

                                                FISCAL YEAR      TEN MONTHS
                                                ENDED APRIL        ENDED                YEAR ENDED DECEMBER 31,
                                                    30,         DECEMBER 31,    ---------------------------------------
                                               1993(A)(B)(C)     1993(B)(C)     1994(A)(B)    1995(A)(B)      1996(A)
                                               -------------    ------------    ----------    ----------    -----------
                                                                   (IN THOUSANDS, EXCEPT UNIT DATA)
Revenues....................................     $ 151,931        $119,249       $ 151,651     $ 148,983    $   173,260
Operating profit (loss).....................         5,012(d)       (1,467)(d)      18,750        14,501         16,188
Income (loss) before extraordinary charges
  and cumulative effect of change in
  accounting principles.....................         2,876            (347)         12,021          (605)         5,747
Extraordinary charges(e)....................       --               --              (2,116)       --             (2,631)
Cumulative effect of change in accounting
  principles(f).............................         6,259          --              --            --            --
Net income (loss)...........................         9,135            (347)          9,905          (605)         3,116
Income before extraordinary charges per
  Unit(g)...................................                                                                       0.27
Weighted average number of units
  outstanding...............................                                                                 10,954,753
Total assets................................       218,095         191,955         137,581       139,112        196,408
Long-term debt..............................        67,511          51,851          98,711       124,266        128,044
Partners' capital/Stockholders' equity
  (deficit)(h)..............................        88,063          88,971         (19,502)      (48,600)        34,063
Operating Data:
     EBITDA(i)..............................        13,087           5,483          28,774        25,146         27,321
     Capital expenditures(j)................         8,290          11,260          12,593        11,013          7,868
     Retail propane gallons sold............       154,839         117,415         152,335       150,141        160,484

------------

 (a) Reflects the results of National Propane Corporation and subsidiaries ('National Propane') through June 30, 1996 and of National Propane Partners, L.P. (the 'Partnership'), National Propane, L.P. and subsidiary, as successor to the continuing business of National Propane, thereafter. On July 2, 1996 (effective June 30, 1996), National Propane and a subsidiary conveyed substantially all of their assets and liabilities in exchange for partnership interests among a controlled group of companies, which has been accounted for in a manner similar to a pooling of interests. In July 1996 the Partnership consummated an initial public offering (the 'Offering') of 6,301,550 common units representing limited partnership interests in the Partnership (the 'Common Units') and in November 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the 'Equity Private Placement'). See Note 1 to the consolidated financial statements included elsewhere herein for a further discussion of the basis of presentation of the consolidated financial statements, the Partnership Conveyance, the Offering and the Equity Private Placement. See Note 4 to the consolidated financial statements included elsewhere herein for the unaudited proforma operating results for the year ended December 31, 1996 adjusted as if the Partnership had been formed and the Partnership
     Conveyance, the Offering and the Equity Private Placement had been completed as of January 1, 1996.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (b) All of the periods presented above prior to June 29, 1995 have been restated to reflect the effects of the June 29, 1995 merger (the 'Merger') of Public Gas Company with and into National Propane. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests.

 (c) In October 1993 National Propane's fiscal year ending April 30 and Public Gas' fiscal year ending February 28 were changed to a calendar year ending December 31. In order to conform the reporting periods of the combined entities and to select a period deemed to meet the Securities and Exchange Commission requirement for filing financial statements for a period of one year, the ten-month period ending December 31, 1993 ('Transition 1993') has been presented above and in the accompanying consolidated financial statements. The selected financial data as of and for the fiscal year ending April 30, 1993 ('Fiscal 1993'), however, reflects the former year-ends of both National and Public Gas. Accordingly, Fiscal 1993 and Transition 1993 each include the results of National Propane for the two-month period ended April 30, 1993 as follows: Revenues -- $28,266; Operating loss -- $(5,190); Net loss -- $(3,375) (see Note (d) below).

 (d) Includes certain significant pretax charges recorded in April 1993 affecting Fiscal 1993 and Transition 1993 operating profit consisting of
     (i) $8.4 million of facilities relocation and corporate restructuring charges ($7.6 million of which affected both Fiscal 1993 and Transition 1993 due to National Propane's April 1993 being included in both periods and $0.8 million of which affected only Transition 1993) and (ii) $0.5 million of allocated costs of a payment to the special committee of Triarc's Board of Directors ($0.4 million of which affected both Fiscal 1993 and Transition 1993).

 (e) The extraordinary charges primarily represent the write-off of unamortized deferred financing costs and original issue discount (in the 1994 period), net of income taxes, associated with the early extinguishment of debt.

 (f) Represents the cumulative effect of change in accounting principles resulting from the adoption of Statement of Financial Accounting Standards No. 109 'Accounting for Income Taxes' effective May 1, 1992.

 (g) Net income per Unit was computed by dividing net income before an extraordinary charge for the period July 1, 1996 (see Note (e) above) to December 31, 1996, after deducting the general partners' 4% interest, by the weighted average number of units outstanding.

 (h) In November, 1994, National reclassified its receivable from Triarc as a component of stockholders' equity. Receivables from SEPSCO are classified as a component of stockholders' equity for all of the above periods except for the year ending December 31, 1996. (See Note 13 to the accompanying consolidated financial statements).

 (i) EBITDA is defined as operating profit (loss) plus depreciation and amortization (excluding amortization of deferred financing costs). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles, but provides additional information for evaluating National's ability to distribute the Minimum Quarterly Distribution. Cash flows in accordance with generally accepted accounting principles consist of cash flows from (i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income (loss) (including charges for interest and income taxes not reflected in EBITDA), adjusted for (i) all non-cash charges or income (including, but not limited to, depreciation and amortization) and (ii) changes in operating assets and liabilities (not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA. For a discussion of National's operating performance and cash flows provided by (used in) operating, investing and financing activities, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (j) National's capital expenditures, including capital leases, fall generally into three categories: (i) maintenance capital expenditures, which include expenditures for replacement of property, plant and equipment, (ii) growth capital expenditures for the expansion of existing operations and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations.

     An analysis by category for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                1994       1995         1196
                                                               -------    -------      ------
                                                                       (IN THOUSANDS)
Maintenance(1)..............................................   $ 4,228    $ 4,030      $3,108
Growth......................................................     3,672      4,936       3,922
Acquisition.................................................     4,693      2,047(2)      838
                                                               -------    -------      ------
          Total.............................................   $12,593    $11,013      $7,868
                                                               -------    -------      ------
                                                               -------    -------      ------

------------

         (1) Includes expenditures not expected to occur on an annual basis as follows: 1994 -- $1,790 (primarily computer hardware and systems installation); 1995 -- $590 (primarily the purchase of an airplane).

         (2) Includes $1,864 of assets purchased and contributed by Triarc (see Note 21 to the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE 'FORWARD-LOOKING STATEMENTS' WITHIN THE MEANING OF THE REFORM ACT. SEE 'SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS' ON PAGE 1 FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

     This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' reflects the results of National Propane Corporation and subsidiaries ('National Propane') through June 30, 1996 and of National Propane Partners, L.P. (the 'Partnership'), a subsidiary partnership National Propane L.P. (the 'Operating Partnership') and a subsidiary National Sales & Service, Inc. ('NSSI' and together with the Partnership and the Operating Partnership, the 'Partnership Entities'), as successor to the continuing business of National Propane, thereafter. The Partnership was organized on March 13, 1996 and was formed to acquire, own and operate National Propane's propane business and substantially all of the related assets of National Propane. The Partnership's activities are conducted through the Operating Partnership and NSSI. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance and (ii) the Partnership Entities subsequent to the Partnership Conveyance is referred to herein as 'National'. On July 2, 1996 (effective July 1, 1996), National Propane and a subsidiary conveyed substantially all of their propane related assets and liabilities (other than amounts due from a parent, deferred financing costs and income tax liabilities) to the Operating Partnership. Because such conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests. Further, results of operations of National Propane prior to June 29, 1995 have been restated to reflect the effects of the June 29, 1995 merger (the 'Merger') of Public Gas Company ('Public Gas') with and into National Propane. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests. See Note 1 to the consolidated financial statements included elsewhere herein for a further discussion of the basis of presentation of the consolidated financial statements and the Partnership Conveyance and see Note 3 to the consolidated financial statements for further discussion of the Merger.

GENERAL

     National is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National believes it is the sixth largest retail marketer of propane in terms of retail volume in the United States, supplying approximately 250,000 active retail and wholesale customers in 25 states through its 166 service centers. National's operations are concentrated in the Midwest, Northeast, Southeast and Southwest regions of the United States.

     National's residential and commercial customers use propane primarily for space heating, water heating, clothes drying and cooking. In the industrial market propane is used as a motor fuel for over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. Agricultural customers use propane for tobacco curing, crop drying, poultry brooding and weed control. Dealers re-market propane in small quantities, primarily in cylinders, for residential and commercial uses.

     The retail propane sales volumes are very dependent on weather conditions. National sells approximately 67% of its retail volume during the first and fourth quarters, which are the winter heating season. As a result, cash flow is greatest during the first and fourth quarters as customers pay for their purchases. Propane sales are also dependent on climatic conditions which may affect agricultural regions. National believes that its exposure to regional weather patterns is lessened because of the geographic diversity of its areas of operations and through sales to commercial and industrial markets, which are not as sensitive to variations in weather conditions.

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

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National does not believe it is overly dependent on any one supplier. National primarily buys propane on both one year contracts and the spot market and generally does not enter into any fixed price take-or-pay contracts. Furthermore, National purchases propane from a wide variety of sources. In 1996, no provider supplied over 20% of National's propane needs.

     Based on demand and weather conditions the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than the Partnership's ability to raise customer prices, margins will be negatively affected.

     The propane industry is very competitive. National competes against other major propane companies as well as local marketers in most of its markets, with the most competition in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

     The following discussion compares the results of operations for the year ended December 31, 1996 with the year ended December 31, 1995, and the year ended December 31, 1995 with the year ended December 31, 1994.

RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 1996
COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues. Revenues increased $24.3 million, or 16.3% to $173.3 million for the year ended December 31, 1996 as compared with $149.0 million for the year ended December 31, 1995. This increase consists of a $25.2 million increase in propane revenues partially offset by a $0.9 million decrease in revenues from other product lines. Propane revenues increased 18.5% to $161.5 million in

1996 as compared to $136.3 million in 1995. The $25.2 million increase in propane revenues was due to increased selling prices of $15.8 million and volume increases of $9.4 million. The increase in selling prices consisted of increases due to increased costs ($19.0 million), partially offset by decreases due to a shift in the customer mix toward lower-priced non-residential accounts ($3.2 million). The propane sales volume increase reflects an increase of 10.4 million gallons, or 6.9% in 1996 to 160.5 million gallons compared with 150.1 million gallons in 1995. The increase in gallons sold in 1996 was primarily to non-residential customers as gallons sold to residential customers remained relatively unchanged, in spite of the fact that Degree Day data, published by the National Climatic Data Center, as applied to the geographic regions of National's operations, indicated that the year ended December 31, 1996 was 5.2% colder than 1995.

     Gross Profit. Gross profit increased $0.7 million, or 1.7%, to $40.6 million in 1996 compared with $39.9 million in 1995. Higher propane sales volumes contributed an additional $5.1 million of gross profit in 1996. Offsetting the volume increase was a decrease in gross profit of $2.5 million due to a decrease in the average margin per gallon (the spread between the sales price and the direct product cost) sold in 1996 to 47.3% as compared with 54.1% in 1995. This lower margin was due to (i) a shift in customer mix toward lower-priced non-residential accounts and (ii) an increase in product costs which could not be fully passed on to certain customers in the form of higher selling prices. During 1996 the average cost per gallon of propane increased over 27% as compared to 1995. Contributing to this unusual increase in propane costs were lower than normal inventories at the beginning of the heating season; higher than average use for crop drying in 1996; higher exports to Mexico due to the shut down of a major Mexican gas plant; and heavy consumption during the summer of 1996 by chemical companies which use propane as a raw material. Also, offsetting the increase in gross profit due to sales volume were higher operating expenses ($1.2 million) attributable to the cost of fuel (propane) for delivery vehicles and the costs associated with the start up of six new propane plants which began operations during the last quarter of 1995 and the first half of 1996. These plants had not yet achieved sufficient sales volumes in 1996 to make a positive contribution to gross profit. Gross profit from other product lines also decreased $0.6 million in 1996 as compared to 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.1% or $0.5 million to $22.9 million in 1996 compared with $22.4 million in 1995, as increases in the provision for doubtful accounts, business taxes and rent expense as well as stand-alone costs associated with the Partnership effective July 2, 1996 were partially offset by decreased training costs associated with a new computer system incurred in 1995 and a decrease in advertising expenses.

     Management Fees Charged By Parents. Management fees decreased $1.5 million to $1.5 million in 1996 compared to $3.0 million in 1995 due to management fees being eliminated upon the commencement of the operations of the Partnership and the Partnership Conveyance on July 2, 1996.

     Interest Expense. Interest expense increased $0.4 million, or 3.0%, to $12.1 million in 1996 compared with $11.7 million in 1995. This increase was due to higher average borrowings partially offset by lower average interest rates and lower amortization of deferred financing costs, primarily due to a longer commitment period.

     Interest Income from Triarc. Interest income from Triarc in 1996 is due to interest on a $40.7 million loan to Triarc (the 'Partnership Loan'), made on July 2, 1996. See Note 14 to the consolidated financial statements included elsewhere herein.

     Other Income, Net. Other income, net decreased $0.1 million due to a decrease in gains on asset sales.

     Provision for Income Taxes. The provision for income taxes in 1996 and 1995 is related primarily to National's operations prior to the Partnership Conveyance. The Partnership Entities are not tax paying entities except for NSSI. As such, the 1996 provision for income taxes decreased since the second half of 1996 excludes any tax provision relating to the earnings of the Partnership and the Operating Partnership. See Note 12 of notes to consolidated financial statements included elsewhere herein.

     Extraordinary Charge. The extraordinary charge of $2.6 million in 1996 is the result of the early extinguishment of $128.5 million of existing indebtedness and consists of the write-off of deferred financing costs of $4.1 million and prepayment penalties of $0.2 million, net of income tax benefit of $1.7 million.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenues. Revenues declined $2.7 million, or 1.8%, to $149.0 million in 1995 compared with $151.7 million in 1994 with propane revenues decreasing $2.3 million, or 1.6%, to $136.3 million in 1995 compared with $138.6 million in 1994. This decrease is principally due to reduced propane sales volume as retail gallons sold for 1995 decreased 2.2 million, or 1.4%, to 150.1 million in 1995 compared with 152.3 million in 1994. This decrease in propane sales volume is primarily the net effect of an unusually warm winter season in the first quarter of 1995 partially offset by (i) the impact of acquisitions which were made in the second half of 1994 and the second half of 1995, and (ii) a slightly colder fourth quarter in 1995. Based on Degree Days Data, as applied to the geographical regions of National's operations, the first quarter of 1995 was 14.4% warmer than the first quarter of 1994. During the first quarter of 1995, excluding the positive impact of increased volumes due to acquisitions, National sold 8.6 million fewer gallons than during the same quarter in 1994. Partially offsetting the impact of the warmer temperatures was (i) an increase of 5.9 million gallons from businesses acquired during the second half of 1994, and
(ii) higher volume resulting from slightly colder temperatures in the fourth quarter of 1995. A slight decrease in National's other lines of revenue, primarily appliance sales, accounted for the remainder of the decrease in revenues.

     Gross Profit. Gross profit declined $2.0 million, or 4.8%, to $39.9 million in 1995 compared with $41.9 million in 1994 due principally to (i) the lower propane sales volume in 1995 compared with 1994, and (ii) lower profit margins per gallon (54.1% in 1995 compared with 57.2% in 1994) reflecting higher product costs. These higher product costs could be passed along only in part to customers in the form of higher selling prices and were partially offset by lower overhead costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.8 million, or 20.2%, to $22.4 million in 1995 compared with $18.6 million in 1994. This increase reflects higher costs for (i) medical benefits, (ii) costs relating to new marketing programs initiated in 1995 and (iii) increased amortization of 'Goodwill' and other intangibles. The increased amortization of Goodwill and other intangibles reflects (i) the full year effects of acquisitions in 1994 as well as Goodwill 'pushed down' to Public Gas in April 1994 in connection with the Southeastern Public Service Company ('SEPSCO') Merger discussed in Note 15 to the accompanying consolidated financial statements and (ii) the effect of acquisitions in 1995.

     Management Fees Charged by Parents. Management fees decreased $1.6 million to $3.0 million in 1995 compared with $4.6 million in 1994. This decrease resulted from $1.6 million of management fees charged in 1994 by SEPSCO for services provided to Public Gas. No such fees were charged in 1995 since the management services to Public Gas were provided by the management of National.

     Interest Expense. Interest expense increased $2.0 million, or 20.5%, to $11.7 million in 1995 compared with $9.7 million in 1994. This increase was due to higher borrowings under National's bank facility repaid in 1996, including the full year 1995 effect of borrowings in October 1994 to finance a $40.0 million dividend to Triarc, partially offset by lower interest rates.

     Interest Income from Triarc. The interest income from Triarc of $9.8 million in 1994 did not recur in 1995 due to National's reclassification of its receivable from Triarc as a component of stockholders' equity in November 1994. This reclassification occurred because Triarc's liquidity position was no longer sufficient to enable it to repay the receivable and, therefore, the receivable was no longer expected to be repaid except through an equity transaction. Concurrent with the reclassification, National ceased accruing interest on the receivable. See Note 14 to the consolidated financial statements included elsewhere herein.

     Other Income, Net. Other income, net decreased $0.3 million to $0.9 million in 1995 compared with $1.2 million in 1994 principally due to lower interest income from finance charges on appliance sales.

     Provision for Income Taxes. The provision for income taxes in 1995 and 1994 reflect effective rates of 116% and 40%, respectively. The higher 1995 rate reflects a $2.5 million provision for income tax contingencies in 1995 relating to proposed adjustments raised by the Internal Revenue Service for the tax years 1989 through 1992 (see Note 12 of notes to the accompanying consolidated financial statements included elsewhere herein).

     Extraordinary Charge. In 1994, National recognized an extraordinary charge of $2.1 million in connection with the early extinguishment of the $49.0 million principal amount of its existing indebtedness consisting of the write-off of previously unamortized deferred financing costs of $0.9 million and previously unamortized original issue discount of $2.6 million, less income tax benefit of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities of $14.3 million in 1996 consisted primarily of net income of $3.1 million plus non-cash charges of $16.7 million, principally depreciation and amortization and the write-off of deferred financing costs, offset by a $5.5 million increase in net working capital. The increase in working capital is primarily due to higher propane sales volumes and higher prices which caused increased levels of accounts receivable and inventories.

     Cash used in investing activities for 1996 amounted to $8.5 million, which was used for capital expenditures and business acquisitions. Capital expenditures amounted to $6.7 million of which $3.9 million was to support the growth of operations and $2.8 million was for recurring maintenance capital to support current business levels. National expects to have total capital expenditures in 1997 of approximately $6.0 million of which $3.5 million are for maintenance and $2.5 million are projected for growth. Such capital expenditures will be funded by cash flow from operations and existing credit lines. At December 31, 1996 National had outstanding commitments of $0.3 million for such capital expenditures. During 1996 National acquired the assets of five propane distributors for an aggregate of $2.0 million of cash. In January, 1997 National acquired the assets of another propane distributor for an aggregate of approximately $1.0 million of cash.

     Cash provided by financing activities of $2.6 million for 1996 principally reflects $117.4 million from an initial public offering (the 'Offering') of 6,301,550 common units representing limited partnership interests in the Partnership (the 'Common Units') (see further details below), $7.4 million from the private placement sale of 400,000 common units (the 'Equity Private Placement') and $125.0 million from the private placement of First Mortgage Notes (see further detail below) substantially offset by the repayment of the previous debt facilities of $128.5 million and the payment of a $59.3 million dividend and $49.2 million of advances and repayments of obligations to Triarc.

     Total partners' capital at December 31, 1996 was $34.1 million as compared with a stockholders' deficit of $48.6 million at December 31, 1995. The increase of $82.7 million reflects the combined $124.8 million net proceeds of the Offering and the Equity Private Placement together with the retention of $19.7 million of net liabilities by the Managing General Partner, the net income of $3.1 million for 1996 and a $0.3 million capital contribution by the General Partners partially offset by the $59.3 million dividend to Triarc and $5.9 million in distributions paid to the partners in the Partnership.

     The Operating Partnership entered into a $55 million bank facility (the '1996 Bank Facility'), which includes a $15 million working capital facility to be used for working capital and other general partnership purposes and a $40 million acquisition facility, the use of which is restricted to business acquisitions and capital expenditures for growth. At December 31, 1996, $6.0 million and $1.9 million were outstanding under the working capital facility and the acquisition facility, respectively.

     National's principal cash requirements for 1997 are maintenance capital expenditures (currently budgeted at $3.5 million for the year ending December 31, 1997), funds for growth capital expenditures (currently budgeted at $2.5 million for the year ending December 31, 1997), business acquisitions (including approximately $1.0 million paid in January 1997) and principal paydown under the 1996 Bank Facility's working capital facility which requires that for a period of at least 30 consecutive days in each year between March 1 and August 31, the principal outstanding be reduced to zero. There are no scheduled principal repayments in 1997 with respect to the First Mortgage Notes. The Partnership expects to meet such requirements through a combination of cash flows from operations, the availability under the 1996 Bank Facility and the interest income on the Partnership Loan ($5.5 million annually, reflecting a 13.5% interest rate).

     The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash. Available Cash, which is defined in the Partnership Agreement, generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to
(i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or
(iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters. On November 14, 1996, the Partnership paid a quarterly distribution for the quarter ended September 30, 1996 of $0.525 per Common Unit (the 'Minimum Quarterly Distribution') and per Subordinated Unit with a proportionate amount for the 4% unsubordinated general partner interest, or an aggregate $5.9 million. On February 14, 1997, the Partnership paid a quarterly distribution for the quarter ended December 31, 1996 of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated general partner interest, or an aggregate $6.1 million. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, as defined, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. For a more detailed discussion regarding restrictions on the Partnership's distributions see Note 11 to the consolidated financial statements included elsewhere herein.

INITIAL PUBLIC OFFERING OF COMMON UNITS

     In July 1996 the Partnership issued 6,301,580 Common Units at an offering price of $21.00 per Common Unit, representing limited partner interests in the Partnership, pursuant to the Offering and concurrently issued 4,533,638 Subordinated Units, representing subordinated general partner interests in the Partnership, as well as an aggregate 4% unsubordinated general partner interest in the Partnership and the Operating Partnership, on a combined basis, to the Managing General Partner and the Special General Partner. On November 7, 1996 the Partnership issued and sold an additional 400,000 Common Units in a private placement.

ISSUANCE OF INDEBTEDNESS

     First Mortgage Notes. Immediately prior to the Offering, the Managing General Partner issued $125 million aggregate principal amount of First Mortgage Notes in a private placement, which First Mortgage Notes were assumed by the Operating Partnership in connection with the Partnership Conveyance. The First Mortgage Notes bear interest at 8.54% and require eight equal annual prepayments of $15,625,000, commencing June 30, 2003 through 2010.

     1996 Bank Facility. Concurrent with the Offering, the Operating Partnership entered into the 1996 Bank Facility with a group of commercial banks. The 1996 Bank Facility consists of a $15 million Working Capital Facility and a $40 million Acquisition Facility, the use of which is restricted to business acquisitions and capital expenditures for growth. The 1996 Bank Facility bears interest at a rate based upon, at the Operating Partnership's option, either (i) the 30, 60, 90 or 180 day London Interbank Offered Rate plus a margin generally ranging from 1.00% to 1.75% or (ii) the higher of (a) the prime rate and (b) the Federal funds rate plus 0.5%, in either case, plus a margin generally up to 0.25%. The Working Capital Facility will mature on June 30, 1999. However, the Operating Partnership must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility will revolve until June 30, 1998, after which time any loans outstanding will amortize in equal quarterly installments until June 30, 2001.

     The Operating Partnership's 1996 Bank Facility and the First Mortgage Notes contain certain restrictive covenants which, among other matters, (i) require meeting certain financial amount and ratio tests, (ii) limit the incurrence of certain other additional indebtedness and certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and (iii) restrict the payment of distributions by the Operating Partnership. As of December 31, 1996 there were no restrictions on the amount of partners' capital available for the payment of distributions.

     The Operating Partnership's obligations under both the First Mortgage Notes and the 1996 Bank Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

CONTINGENCIES

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Marshfield, Wisconsin. National Propane purchased the property from a company which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National Propane engaged environmental consultants who began work in August 1994. In December 1994, the environmental consultants issued a report to National Propane which estimated the range of potential remediation costs to be between approximately $0.4 million and $0.9 million depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. In February 1996, based upon new information National Propane's environmental consultants issued a second report which presented the two most likely remediation methods and revised estimates of the costs of such methods. The report estimated the range of costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, to be from $1.6 million to $3.3 million. The range for the second method, which involves only treatment of ground water and building a soil containment wall, was from $0.4 million to $0.8 million. As of March 1, 1997, National Propane's environmental consultants have begun, but not completed, additional testing. Based upon the new information compiled to date, which is not yet complete, it appears that the containment wall remedy is no longer appropriate, and the likely remedy will involve treatment of ground water and treatment by soil-vapor extraction of certain contaminated 'hot spots' in the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants have revised the range of estimated costs for the remediation to be from $0.8 million to $1.6 million. Based on discussions with National Propane's environmental consultants, an acceptable remediation plan should fall within this range. National Propane will have to agree upon the final plan with the State of Wisconsin. Since receiving notice of the contamination, National Propane has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown what remediation method will be used. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations downgradient from the orginal site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminant plume emanating from the Marshfield property, there is the potential for future third-party claims. National Propane is also engaged in ongoing discussions of a general nature with the successor to the utility that operated a coal gasification plant on the property. The successor has denied any liability for the costs of remediation of the Marshfield property or of satisfying any related claims. If National Propane is found liable for any of such costs, it will attempt to recover them from the successor owner. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease relating to the Marshfield facility, the ownership of which was not transferred to the Operating Partnership in connection with the Partnership Conveyance, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successor or from insurance. Since no amount within the ranges of remediation costs could be determined to be a better estimate, National had accrued $0.8 million at December 31, 1996 in order to provide for the minimum costs estimated for the anticipated remediation method, incurred legal fees and other professional costs. The ultimate outcome of this matter cannot presently be determined and the cost of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

     There are a number of lawsuits pending or threatened against the Partnership and/or National. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects of similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. However, any one or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

EFFECTS OF INFLATION

     In general, inflation has not had any significant impact on National in recent years and changes in propane prices, in particular, have been dependent on factors generally more significant than inflation, such as weather and availability of supply. However, to the extent inflation affects the amounts National pays for propane as well as operating and administrative expenses, National attempts to limit the effects of inflation through passing on propane cost increases to customers in the form of higher selling prices to the extent it can do so as well as cost controls and productivity improvements. As such, inflation has not had a material adverse effect on National's profitability and National does not believe normal inflationary pressures will have a material adverse effect on future results of operations of National.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report...............................................................................    25
Consolidated Balance Sheets -- December 31, 1995 and 1996..................................................    26
Consolidated Statements of Operations -- Years ended December 31, 1994,
  1995 and 1996............................................................................................    27
Consolidated Statements of Partners' Capital/Stockholders' Deficit -- Years ended
  December 31, 1994, 1995 and 1996.........................................................................    28
Consolidated Statements of Cash Flows -- Years ended December 31, 1994,
  1995 and 1996............................................................................................    29
Notes to Consolidated Financial Statements.................................................................    31

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of NATIONAL PROPANE PARTNERS, L.P.:

     We  have audited the  accompanying consolidated balance  sheets of National
Propane Partners, L.P. and subsidiaries (successor to National Propane Corporation and subsidiaries) as of December 31, 1995 and 1996, and the related consolidated statements of operations, partners' capital/stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Public Gas Company, which has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests as described in Notes 1 and 3 to the consolidated financial statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Propane Partners, L.P. and subsidiaries (successor to National Propane Corporation and subsidiaries) at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 14, 1997

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995        1996
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets (Note 11):
     Cash and cash equivalents............................................................   $  2,825    $ 11,187
     Receivables, net (Notes 6 and 21)....................................................     16,391      24,217
     Finished goods inventories...........................................................     10,543      14,130
     Other current assets (Note 12).......................................................      4,340       2,268
                                                                                             --------    --------
          Total current assets............................................................     34,099      51,802
Due from Triarc Companies, Inc. (Notes 11 and 14).........................................      --         40,700
Properties, net (Notes 7, 11 and 15)......................................................     83,214      80,634
Unamortized costs in excess of net assets of acquired companies
  (Notes 8, 13, 15, 20 and 21)............................................................     15,161      14,601
Other assets (Notes 9 and 11).............................................................      6,638       8,671
                                                                                             --------    --------
                                                                                             $139,112    $196,408
                                                                                             --------    --------
                                                                                             --------    --------
                                LIABILITIES AND PARTNERS'
                              CAPITAL/STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt (Note 11)..........................................   $ 11,278    $  6,312
     Accounts payable.....................................................................      7,836      15,859
     Due to Triarc Companies, Inc. and another affiliate (Note 12)........................      9,972       --
     Accrued expenses (Note 10)...........................................................      9,370      10,103
                                                                                             --------    --------
          Total current liabilities.......................................................     38,456      32,274
Long-term debt (Note 11)..................................................................    124,266     128,044
Deferred income taxes (Notes 12 and 15)...................................................     22,878       --
Customer deposits.........................................................................      2,112       2,027
Commitments and contingencies (Notes 2, 5, 12, 17, 18 and 19)
Partners' capital/Stockholders' deficit (Notes 5 and 11):
    Stockholders' deficit.................................................................    (48,600)      --
     Common partners' capital (6,701,550 units outstanding in 1996).......................      --         22,165
     General partners' capital (including 4,533,638 subordinated
       units outstanding in 1996).........................................................      --         11,898
                                                                                             --------    --------
          Total partners' capital/stockholders' deficit...................................    (48,600)     34,063
                                                                                             --------    --------
                                                                                             $139,112    $196,408
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             -----------------------------------
                                                                               1994        1995         1996
                                                                             --------    --------    -----------
                                                                             (IN THOUSANDS EXCEPT FOR UNIT DATA)
Revenues..................................................................   $151,651    $148,983    $   173,260
                                                                             --------    --------    -----------
Cost of sales:
     Cost of product -- propane and appliances............................     62,653      65,563         87,973
     Other operating expenses applicable to revenues......................     47,030      43,496         44,705
                                                                             --------    --------    -----------
                                                                              109,683     109,059        132,678
                                                                             --------    --------    -----------
          Gross profit....................................................     41,968      39,924         40,582

Selling, general and administrative expenses..............................     18,657      22,423         22,894
Management fees (Note 21).................................................      4,561       3,000          1,500
                                                                             --------    --------    -----------
          Operating income................................................     18,750      14,501         16,188
                                                                             --------    --------    -----------

Other income (expense):
     Interest expense.....................................................     (9,726)    (11,719)       (12,076)
     Interest income from Triarc Companies, Inc. (Note 14)................      9,751       --             2,755
     Other income, net....................................................      1,169         904            817
                                                                             --------    --------    -----------
                                                                                1,194     (10,815)        (8,504)
                                                                             --------    --------    -----------
          Income before income taxes and extraordinary charges............     19,944       3,686          7,684
Provision for income taxes (Note 12)......................................      7,923       4,291          1,937
                                                                             --------    --------    -----------
          Income (loss) before extraordinary charges......................     12,021        (605)         5,747
Extraordinary charges (Note 16)...........................................     (2,116)      --            (2,631)
                                                                             --------    --------    -----------
     Net income (loss)....................................................   $  9,905    $   (605)   $     3,116
                                                                             --------    --------    -----------
                                                                             --------    --------    -----------
General partners' interest in:
     Income before extraordinary charge...................................                           $     2,751
     Extraordinary charge.................................................                                (2,631)
                                                                                                     -----------
          Net income......................................................                           $       120
                                                                                                     -----------
                                                                                                     -----------
Unitholders' interest (common and subordinated) in net income.............                           $     2,996
                                                                                                     -----------
                                                                                                     -----------
Net income per unit.......................................................                           $       .27
                                                                                                     -----------
                                                                                                     -----------

Weighted average number of units outstanding..............................                            10,954,753
                                                                                                      ----------
                                                                                                      ----------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL/STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                                    RETAINED EARNINGS
                                                                                      (ACCUMULATED                  TOTAL PARTNERS'
                                              ADDITIONAL                            DEFICIT)/GENERAL     COMMON        CAPITAL/
                       PREFERRED    COMMON     PAID-IN      DUE FROM    TREASURY        PARTNERS'        PARTNERS'   STOCKHOLDERS'
                         STOCK      STOCK      CAPITAL      PARENTS      STOCK           CAPITAL         CAPITAL        DEFICIT
                       ---------    ------    ----------    --------    --------    -----------------    -------    ---------------
Balance at December
  31, 1993..........    $ 1,250     $   1      $ 23,760     $(29,035)   $  (638 )        $93,633         $ --           $88,971
    Net income......      --         --          --           --          --               9,905           --             9,905
    Dividends paid
      (including
      $40,030 in
      cash).........      --         --          --           --          --             (41,875)          --           (41,875)
    Repurchases of
      preferred
      stock (Note
      13)...........      --         --             (62)      --           (234 )        --                --              (296)
    Cancellation of
      preferred
      stock (Note
      13)...........     (1,250)     --             378       --            872          --                --           --
    Reclassification
      of due from
      Triarc to
      equity (Note
      14)...........      --         --          --         (81,392 )     --             --                --           (81,392)
    Increase in
      SEPSCO's basis
      in Public Gas
      Company
      ('Public Gas')
      resulting from
      the repurchase
      of the 28.9%
      minority
      interest in
      SEPSCO (Note
      15)...........      --         --           8,088       --          --             --                --             8,088
    Increase in due
      from SEPSCO
      classified in
      equity........      --         --          --          (2,903 )     --             --                --            (2,903)
                       ---------    ------    ----------    --------    --------         -------         -------        -------
Balance at December
  31, 1994..........      --            1        32,164     (113,330)     --              61,663           --           (19,502)
    Net loss........      --         --          --           --          --                (605)          --              (605)
    Cash dividends
      paid..........      --         --          --           --          --             (30,000)          --           (30,000)
    Increase in due
      from SEPSCO
      classified in
      equity (Note
      14)...........      --         --          --          (2,599 )     --             --                --            (2,599)
    Dividend of due
      from SEPSCO
      (Note 14).....      --         --          --          34,537       --             (34,537)          --           --
    Capital
      contribution
      (Note 21).....      --         --           4,240       --          --             --                --             4,240
    Repurchase of
      the 0.3%
      minority
      interest in
      Public Gas
      (Note 3)......      --         --            (134)      --          --             --                --              (134)
                       ---------    ------    ----------    --------    --------         -------         -------        -------
Balance at December
  31, 1995..........      --            1        36,270     (81,392 )     --              (3,479)          --           (48,600)
    Net income:
      January 1,
        1996 to June
        30, 1996....      --         --          --           --          --               2,625           --             2,625
      July 1, 1996
        to December
        31, 1996:
          Income
            before
       extraordinary
           charge...      --         --          --           --          --               1,293          1,829           3,122
       Extraordinary
           charge...      --         --          --           --          --              (2,631)          --            (2,631)
Assets/(liabilities)
      retained by
      the Managing
      General
      Partner (Note
      1)............      --           (1 )     (36,270)     81,392       --             (25,413)          --            19,708
    Dividends paid
      (including
      $59,300 in
      cash) (Note
      1)............      --         --          --           --          --             (59,324)          --           (59,324)
    Capital
      contribution
      from General
      Partners......      --         --          --           --          --                 338           --               338
    Net proceeds of
      initial public
      offering (Note
      1)............      --         --          --           --          --             101,105         16,277         117,382
    Net proceeds of
      private
      placement of
      equity (Note
      1)............      --         --          --           --          --             --               7,367           7,367
    Cash
      distributions
      paid (Note
      5)............      --         --          --           --          --              (2,616)        (3,308 )        (5,924)
                       ---------    ------    ----------    --------    --------         -------         -------        -------
Balance at December
  31, 1996..........    $ --        $--        $ --         $ --        $ --             $11,898         $22,165        $34,063
                       ---------    ------    ----------    --------    --------         -------         -------        -------
                       ---------    ------    ----------    --------    --------         -------         -------        -------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                      1994       1995        1996
                                                     -------    -------    --------
                                                             (IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss).............................   $ 9,905    $  (605)   $  3,116
    Adjustments to reconcile net income (loss) to
     net cash
      and equivalents provided by operating
     activities:
        Depreciation and amortization of
        properties................................     9,427      9,546      10,016
        Amortization of original issue discount
        and deferred
          financing costs.........................     1,077      1,305         841
        Amortization of costs in excess of net
        assets of
          acquired companies......................       261        617         722
        Other amortization........................       336        482         395
        Write-off of deferred financing costs and
        original
          issue discount..........................     3,498      --          4,126
        Interest income from Triarc accrued and
        not collected.............................    (9,751)     --          --
        Provision for (benefit from) deferred
        income taxes..............................     1,773      1,995        (870)
        Provision for doubtful accounts...........       685        848       1,347
        Payments on facilities relocation and
        corporate
          restructuring...........................    (4,115)     --          --
        Other, net................................     2,061        (79)         69
        Changes in operating assets and
        liabilities:
            Increase in accounts receivable.......    (1,305)       (56)     (9,028)
            Increase in inventories...............    (1,229)      (286)     (3,475)
            Increase in other current assets......    (1,278)      (662)     (2,283)
            Increase (decrease) in accounts
            payable and accrued expenses..........      (624)     2,823       9,294
                                                     -------    -------    --------
                Net cash provided by operating
                activities........................    10,721     15,928      14,270
                                                     -------    -------    --------
Cash flows from investing activities:
    Business acquisitions.........................    (5,203)      (373)     (2,046)
    Capital expenditures..........................    (6,436)    (8,082)     (6,740)
    Proceeds from sales of properties.............     1,375        599         317
    Decrease in finance-type lease receivables
     from affiliates..............................     1,458         32       --
    Decrease in due from affiliates...............     7,754      --          --
    Increase in due from parents..................    (6,007)    (1,643)      --
                                                     -------    -------    --------
                Net cash used in investing
                activities........................    (7,059)    (9,467)     (8,469)
                                                     -------    -------    --------
Cash flows from financing activities:
    Proceeds from long-term debt..................   100,781     32,729      12,685
    Repayments of long-term debt..................   (60,678)    (9,532)   (139,114)
    Payments of dividends to Triarc Companies,
     Inc..........................................   (40,030)   (30,000)    (59,300)
    Payment of distributions......................     --         --         (5,924)
    Proceeds of First Mortgage Notes..............     --         --        125,000
    Net proceeds of initial public offering.......     --         --        117,382
    Net proceeds of private placement of equity...     --         --          7,367
    Capital contribution from General Partners....     --         --            338
    Advances to and repayments of obligations to
     Triarc Companies, Inc........................     --         --        (49,246)
    Repurchase of preferred stock.................      (938)     --          --
    Payment of deferred financing costs...........    (5,390)      (816)     (6,600)
    Other.........................................     --         --            (27)
                                                     -------    -------    --------
        Net cash provided by (used in) financing
        activities................................    (6,255)    (7,619)      2,561
                                                     -------    -------    --------

Net increase (decrease) in cash...................    (2,593)    (1,158)      8,362
Cash at beginning of period.......................     6,576      3,983       2,825
                                                     -------    -------    --------
Cash at end of period.............................   $ 3,983    $ 2,825    $ 11,187
                                                     -------    -------    --------
                                                     -------    -------    --------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest....................................   $11,110    $11,158    $ 13,337
                                                     -------    -------    --------
                                                     -------    -------    --------
      Income taxes (net of refunds)...............   $ 1,163    $ 1,261    $   (258)
                                                     -------    -------    --------
                                                     -------    -------    --------
Supplemental disclosures of noncash investing and
  financing
  activities:
    Capital expenditures:
        Total capital expenditures................   $ 7,900    $ 8,966    $  6,981
        Amounts representing capitalized leases...    (1,464)      (884)       (241)
                                                     -------    -------    --------
        Capital expenditures paid in cash.........   $ 6,436    $ 8,082    $  6,740
                                                     -------    -------    --------
                                                     -------    -------    --------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

     Due to their non-cash nature, the following are also not reflected in the respective consolidated statements of cash flows:

     During the year ended December 31, 1994, the Company offset 'Due from Triarc Companies, Inc.' ('Triarc') with amounts otherwise payable for (i) $1,845,000 in dividends payable to Triarc and (ii) $790,000 in amounts due to Triarc under a management services agreement.

     In   April  1994  Triarc  acquired  the  28.9%  minority  interest  in  its subsidiary, Southeastern Public Service Company ('SEPSCO'), that it did not already own through the issuance of its common stock. SEPSCO's increased basis in Public Gas Company ('Public Gas') (its then wholly-owned subsidiary) resulting from this transaction was 'pushed down' to Public Gas resulting in increases to 'Unamortized costs in excess of net assets of acquired companies' of $5,483,000, 'Properties' of $4,255,000, 'Deferred income taxes' of $1,650,000 with  an offsetting increase to 'Additional  paid-in capital' of $8,088,000. See
Note 15 to the consolidated financial statements for further discussion.

     In connection with Public Gas' repurchase of its convertible preferred stock in 1994, SEPSCO's increased basis in Public Gas resulting from this transaction was 'pushed down' to Public Gas resulting in an increase of $642,000 in 'Unamortized costs in excess of net assets of acquired companies' and a charge to 'Additional paid-in capital' of $62,000 with an offsetting increase in receivables from SEPSCO.

     In June 1995 aggregate receivables from SEPSCO of $34,537,000 were dividended to SEPSCO prior to a merger of Public Gas with and into National Propane Corporation (see Notes 3 and 14).

     In September 1995 the stock of a subsidiary of Triarc which held the stock of two related entities engaged in the liquefied petroleum gas distribution business was contributed to National Propane Corporation by Triarc resulting in an increase to 'Additional paid-in capital' of $4,240,000. See Note 21 to the consolidated financial statements for further discussion.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P. (the 'Operating Partnership') were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (principally all assets and liabilities other than amounts due from a parent, deferred financing costs and income tax liabilities) of National Propane Corporation and subsidiaries ('National Propane', and referred to subsequent to the initial public offering (described below) as the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'). In addition, National Sales & Service, Inc. ('NSSI'), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of National Propane. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the 'Partnership Entities'. The Partnership Entities consummated in July, 1996, an initial public offering (the 'Offering') of 6,301,550 common units representing limited partner interests in the Partnership (the 'Common Units') for an offering price of $21.00 per Common Unit aggregating $132,333,000 before $14,951,000 of underwriting discounts and commissions and other expenses related to the Offering. On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the 'Equity Private Placement') at a price of $21.00 per Common Unit aggregating $8,400,000 before $1,033,000 of fees and expenses. On July 2, 1996 the Managing General Partner issued in a private placement $125,000,000 of 8.54% First Mortgage Notes due June 30, 2010 (the 'First Mortgage Notes'). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance on July 2, 1996 (the 'Partnership Conveyance') by the Managing General Partner and National Propane SGP Inc., a subsidiary of the Managing General Partner (the 'Special General Partner' and, together with the Managing General Partner, referred to as the 'General Partners'), of substantially all of their assets and liabilities (excluding an existing $81,392,000 intercompany note from Triarc, $59,300,000 of the net proceeds from the issuance of the First Mortgage Notes which was used to pay a dividend to Triarc and certain net liabilities of the General Partners).

     The General Partners own general partner interests representing an aggregate 4% unsubordinated general partner interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated general partner interest in the Partnership Entities.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements presented herein reflect the effects of the Partnership Conveyance, in which the Partnership Entities became the successor to the businesses of National Propane. As such, the consolidated financial statements represent National Propane prior to the Partnership Conveyance and the Partnership entities subsequent to the Partnership Conveyance. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance, and (ii) the Partnership Entities subsequent to the Partnership Conveyance, is referred to herein as 'National'. Those assets and liabilities not conveyed to the Partnership were retained by the Managing General Partner. All significant intercompany balances and transactions have been eliminated in consolidations.

     The accompanying consolidated financial statements reflect the effects of the June 1995 merger (the 'Merger') of Public Gas Company ('Public Gas') with and into National (see Note 3). Prior thereto

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Public Gas was an indirect wholly-owned subsidiary of Triarc. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, all prior periods have been restated to reflect the Merger.

REVENUE RECOGNITION

     National   records  sales  of  liquefied  petroleum  gas  ('propane')  when inventory is delivered to the customer.

CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents.

INVENTORIES

     Inventories, all of which are classified as finished goods, are stated at the lower of cost or market using an average cost basis which approximates the first-in, first-out cost basis.

PROPERTIES AND DEPRECIATION

     Properties are carried at cost less accumulated depreciation. Depreciation of properties is computed on the straight-line method over their estimated useful lives of 20 to 45 years for buildings and improvements, 4 to 30 years for equipment and customer installation costs, 3 to 10 years for office furniture and fixtures and 3 to 8 years for automotive and transportation equipment. Leased assets capitalized are amortized over the shorter of their estimated useful lives or the terms of the respective leases. Gains and losses arising from disposals are included in current operations.

UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

     Costs in excess of net assets of acquired companies ('Goodwill') arising after November 1, 1970 are being amortized on the straight-line basis principally over 15 to 30 years; Goodwill of $3,560,000 arising prior to that date is not being amortized. The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations of those acquired companies to which the goodwill relates. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS

     National adopted Statement of Financial Accounting Standards No. 121, 'Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of' in 1995. This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard had no effect on National's consolidated results of operations or financial position.

AMORTIZATION OF DEFERRED FINANCING COSTS AND DEBT DISCOUNT

     Deferred financing costs, and original issue debt discount (associated with debt repaid in 1994), are being amortized as interest expense over the lives of the respective debt using the interest rate method.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ACCRUED INSURANCE

     Accrued insurance includes reserves for incurred but not reported claims. Such reserves are based on actuarial studies using historical loss experience. Adjustments to estimates recorded resulting from subsequent actuarial evaluations or ultimate payments are reflected in the operations of the periods in which such adjustments become known.

INCOME TAXES

     The earnings of the Partnership and Operating Partnership are included in the Federal and state income tax returns of the individual partners. As a result, no income tax expense has been reflected in National's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. Federal and state income taxes are, however, provided on the earnings of NSSI. The Partnership entities provide deferred income taxes to recognize the effect of temporary differences between NSSI's basis of assets and liabilities for tax and financial statement purposes. Federal and state income tax expense for periods prior to the Partnership Conveyance relate to National Propane, which is included in the consolidated Federal income tax return of Triarc, except that prior to April 14, 1994 Public Gas was included in the consolidated Federal income tax return of Southeastern Public Service Company ('SEPSCO'), a wholly-owned subsidiary of Triarc. Under a tax sharing agreement with Triarc, National Propane provided income taxes on the same basis as if it filed a separate consolidated return. National Propane provided deferred income taxes to recognize the effect of temporary differences between the basis of assets and liabilities for tax and financial statement purposes. In connection with the Partnership Conveyance, all income tax liabilities of National Propane were retained by the Managing General Partner.

NET INCOME PER UNIT

     Net income per unit was computed by dividing net income before an extraordinary item for the period from July 1, 1996 to December 31, 1996, after deducting the General Partners' 4% interest, by the weighted average number of Common Units and Subordinated Units outstanding. The extraordinary item was allocated entirely to the Managing General Partner.

UNIT OPTIONS

     Statement of Financial Accounting Standards No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123') defines a fair value based method of accounting for employee unit-based compensation and encourages adoption of that method but permits accounting for unit options under the intrinsic value method prescribed by accounting pronouncements prior to SFAS 123. National has not yet granted any options under its 1996 unit option plan (see Note 22). Upon any such grant, National plans to account for the options under the intrinsic value method. As such, compensation cost for unit options granted would be measured as the excess, if any, of the market price of National's Units at the date of grant over the exercise price. Accordingly, if the options are granted at fair market value, National would not recognize any charge to operations in accordance with the intrinsic value method.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

     National is engaged primarily in the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and resellers. National also markets propane-related supplies and equipment including home and commercial appliances. National's

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operations are concentrated in the Midwest, Northeast, Southeast and Southwest regions of the United States.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SIGNIFICANT ESTIMATES

     National's significant estimates are for costs related to (i) insurance loss reserves (see Note 1) and (ii) an environmental contingency (see Note 19).

CERTAIN RISK CONCENTRATIONS

     National's significant risk concentration arises from propane being its principal product. Both sales levels and costs of propane are sensitive to weather conditions, particularly in the residential home heating market. National's profitability depends on the spread between its cost for propane and the selling price. National generally is able to pass on cost increases to the customer in the form of higher selling prices. However, where increases cannot be passed on, margins can be adversely affected. National is also impacted by the competitive nature of the propane industry, as well as by competition from alternative energy sources such as natural gas, oil and electricity.

     Warren Petroleum Company ('Warren') supplied approximately 16% of National's propane in 1996 and Amoco and Conoco each supplied approximately 10%. National believes that if supplies from Warren, Amoco or Conoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, National believes that the cost of procuring replacement supplies might be significantly higher, at least on a short-term basis, which could negatively affect National's margins. No other single supplier provided more than 10% of National's total propane supply during 1996.

(3) PUBLIC GAS MERGER

     Effective June 29, 1995, Public Gas, previously a wholly-owned subsidiary of SEPSCO engaged in the propane business, was merged with and into National (the 'Merger'), with National continuing as the surviving corporation. In consideration for their investments in Public Gas and National Propane, SEPSCO received 330 shares of the merged corporation representing 24.8% of its issued and outstanding common stock and Triarc continued to hold 1,000 shares representing 75.2% of the stock of the merged corporation (see Note 21 for discussion of subsequent issuance of 30 shares of National Propane). Such percentages were based upon the relative fair values of Public Gas and National Propane prior to the Merger. In June 1995 prior to the Merger, Public Gas acquired the 0.3% of its common stock that SEPSCO did not own for approximately $134,000.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following sets forth summary operating results of the combined entities:

                                              YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------
                                          1994                       1995
                                 -----------------------    -----------------------
                                                   (IN THOUSANDS)

Operating revenues:
     National Propane.........          $ 123,588                  $ 133,456(a)
     Public Gas...............             28,110                     15,542(b)
     Eliminations.............                (47)                       (15)
                                      -----------                -----------
                                        $ 151,651                  $ 148,983
                                      -----------                -----------
                                      -----------                -----------
Income (loss) before
  extraordinary charge:
     National Propane.........          $  10,072                  $  (2,287)(a)
     Public Gas...............              1,949                      1,682(b)
                                      -----------                -----------
                                        $  12,021                  $    (605)
                                      -----------                -----------
                                      -----------                -----------
Net income (loss):
     National Propane.........          $   7,956                  $  (2,287)(a)
     Public Gas...............              1,949                      1,682(b)
                                      -----------                -----------
                                        $   9,905                  $    (605)
                                      -----------                -----------
                                      -----------                -----------

------------

 (a) Reflects the results of National Propane prior to the Merger and the combined company after the Merger.

 (b) Reflects the results of Public Gas prior to the Merger.

(4) UNAUDITED PRO FORMA SUPPLEMENTAL FINANCIAL INFORMATION

     The following unaudited pro forma supplemental financial information sets forth the operating results of National for the year ended December 31, 1996 and has been adjusted as if the Partnership had been formed and the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions had been completed as of January 1, 1996 to give effect to (i) the elimination of management fees paid to Triarc, (ii) the addition of the estimated stand-alone general and administrative costs associated with National's operation as a partnership, (iii) a net decrease to interest expense to reflect the interest expense associated with the First Mortgage Notes and to eliminate interest expense on the refinanced debt and (iv) the elimination of the provision for income taxes, as income taxes will be borne by the partners and not the Partnership or the Operating Partnership, except for corporate income taxes relative to NSSI. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations that would have resulted had the Partnership been formed and the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions been consummated as of January 1, 1996 or of the future results of operations of National.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                                     1996
                                                                                            -----------------------
                                                                                                (IN THOUSANDS,
                                                                                             EXCEPT FOR UNIT DATA)
Revenues.................................................................................         $   173,260
Operating income.........................................................................              16,938
Income before income taxes and extraordinary charge......................................              11,731
Income before extraordinary charge.......................................................              11,616
General partners' unsubordinated interest in income before extraordinary charge..........                 465
Unitholders' interest in income before extraordinary charge..............................              11,151
Unitholders' income before extraordinary charge per unit.................................                 .99
Weighted average number of units outstanding.............................................          11,235,188

(5) QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     Subsequent to the Offering the Partnership will distribute to its partners, on a quarterly basis, all of its 'Available Cash' which generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters.

     Available Cash will generally be distributed 96% to the Unitholders (including the Managing General Partner as the holder of Subordinated Units) and 4% to the General Partners, pro rata, except that if distributions of Available Cash exceed target distribution levels, as defined, above $0.525 quarterly per unit (the 'Minimum Quarterly Distribution'), the General Partners will receive an additional percentage of such excess distributions that will increase to up to 50% of the distributions above the highest target distribution level.

     With respect to each quarter during the subordination period (the 'Subordination Period' -- see following paragraph), to the extent there is sufficient Available Cash, the holders of Common Units will have the right to receive the Minimum Quarterly Distribution, plus any common unit arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Subordinated Units do not accrue any arrearages with respect to distributions for any quarter.

     The Subordination Period will generally extend until the first day of any quarter beginning after June 30, 2001 in respect of which (i) distributions of Available Cash from operating surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods (the 'Periods') immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the adjusted operating surplus generated during the Periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the General Partner Interests during such periods and (iii) there are no outstanding common unit arrearages.

     Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on a one-for-one basis on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) June 30, 1999 (with respect to 1,133,410 Subordinated Units, subject to adjustment as discussed below), and (b) June 30, 2000 (with respect to 1,133,410 Subordinated Units, subject to adjustments as discussed below) in respect of which (i) distributions of Available Cash from operating surplus on the Common Units and the Subordinated

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Units with respect to the Periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the adjusted operating surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the General Partner Interests during such periods, and (iii) there are no outstanding common unit arrearages; provided, however, that the early conversion of the second tranche of Subordinated Units may not occur until at least one year following the early conversion of the first tranche of Subordinated Units. Such number of units eligible for early conversion on June 30, 1999 and June 30, 2000 shall be subject to increase in each case by a number of Subordinated Units equal to 25% of the total Units issued upon conversion of the Special General Partner's 2% General Partner Interest.

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

     On November 14, 1996 National paid a distribution of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated General Partner interest, or an aggregate $5,924,000, including $2,616,000 to the General Partners.

     On February 14, 1997 National paid a quarterly distribution of $0.525 per Common and Subordinated Unit to Unitholders of record on February 5, 1997, with a proportionate amount for the 4% unsubordinated general partner interest, or an aggregate of $6,143,000, including $2,625,000 to the General Partners related to the Subordinated Units and the unsubordinated general partner interest.

(6) RECEIVABLES

     The following is a summary of the components of receivables:

                                                                                        DECEMBER 31,
                                                                                     ------------------
                                                                                      1995       1996
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)

Receivables:
     Trade........................................................................   $16,939    $25,449
     Other........................................................................       432        205
                                                                                     -------    -------
                                                                                      17,371     25,654
Less allowance for doubtful accounts (trade)......................................       980      1,437
                                                                                     -------    -------
                                                                                     $16,391    $24,217
                                                                                     -------    -------
                                                                                     -------    -------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is an analysis of the allowance for doubtful accounts for the years ended December 31, 1994, 1995 and 1996:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                               1994      1995      1996
                                                                              ------    ------    ------
                                                                                    (IN THOUSANDS)
Balance at beginning of year...............................................   $1,343    $1,072    $  980
Provision for doubtful accounts............................................      685       848     1,347
Uncollectible accounts written off.........................................     (956)     (940)     (890)
                                                                              ------    ------    ------
Balance at end of year.....................................................   $1,072    $  980    $1,437
                                                                              ------    ------    ------
                                                                              ------    ------    ------

(7) PROPERTIES

     The following is a summary of the components of properties:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1995        1996
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Land............................................................................   $  5,303    $  5,306
Buildings and improvements......................................................     11,760      12,012
Equipment and customer installation costs.......................................    119,614     122,609
Office furniture and fixtures...................................................      4,947       6,991
Automotive and transportation equipment.........................................     21,937      23,806
Leased assets capitalized.......................................................      1,655       --
                                                                                   --------    --------
                                                                                    165,216     170,724
Less accumulated depreciation and amortization..................................     82,002      90,090
                                                                                   --------    --------
                                                                                   $ 83,214    $ 80,634
                                                                                   --------    --------
                                                                                   --------    --------

(8) UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies:

                                                                                        DECEMBER 31,
                                                                                     ------------------
                                                                                      1995       1996
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Costs in excess of net assets of acquired companies...............................   $16,712    $16,875
Less accumulated amortization.....................................................     1,551      2,274
                                                                                     -------    -------
                                                                                     $15,161    $14,601
                                                                                     -------    -------
                                                                                     -------    -------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) OTHER ASSETS

     The following is a summary of the components of other assets:

                                                                                          DECEMBER 31,
                                                                                        ----------------
                                                                                         1995      1996
                                                                                        ------    ------
                                                                                         (IN THOUSANDS)
Deferred financing costs.............................................................   $6,206    $6,600
Non-compete agreements...............................................................    1,929     2,718
Long-term receivables, net of unearned interest income...............................      300       196
Other................................................................................      544       665
                                                                                        ------    ------
                                                                                         8,979    10,179
                                                                                        ------    ------
Less accumulated amortization:
     Deferred financing costs........................................................    1,509       236
     Non-compete agreements..........................................................      761     1,098
     Other...........................................................................       71       174
                                                                                        ------    ------
                                                                                         2,341     1,508
                                                                                        ------    ------
                                                                                        $6,638    $8,671
                                                                                        ------    ------
                                                                                        ------    ------

(10) ACCRUED EXPENSES

     The following is a summary of the components of accrued expenses:

                                                                                        DECEMBER 31,
                                                                                      -----------------
                                                                                       1995      1996
                                                                                      ------    -------
                                                                                       (IN THOUSANDS)
Accrued insurance..................................................................   $2,961    $ 3,404
Accrued compensation and related benefits..........................................    1,868      1,950
Accrued interest...................................................................    2,233        131
Other accrued expenses.............................................................    2,308      4,618
                                                                                      ------    -------
                                                                                      $9,370    $10,103
                                                                                      ------    -------
                                                                                      ------    -------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1995        1996
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
8.54% First Mortgage Notes, due June 30, 2010 payable in equal annual installments of
  $15,625,000 commencing 2003 through 2010................................................   $  --       $125,000
1996 Bank Facility:
     Working capital facility, interest rate of 8.25% at December 31, 1996, due July,
      1999................................................................................      --          6,000
     Acquisition facility, weighted average interest rate of 7.16% at December 31, 1996,
      due July, 2001......................................................................      --          1,885
1995 Bank Facility:
     Term notes, originally due through 2003, repaid in 1996..............................     84,083       --
     Revolving loans, originally due March 31, 2000, repaid in 1996.......................     43,229       --
Acquisition notes, bearing interest at rates of 6% to 10%, due through 2004...............      4,060       1,424
Equipment notes, originally due through 2002 repaid in 1996...............................      2,917       --
Capital lease obligations.................................................................      1,255          47
                                                                                             --------    --------
     Total debt...........................................................................    135,544     134,356
Less current portion of long-term debt....................................................     11,278       6,312
                                                                                             --------    --------
                                                                                             $124,266    $128,044
                                                                                             --------    --------
                                                                                             --------    --------

     The aggregate annual maturities of long-term debt are as follows as of December 31, 1996:

                            YEAR ENDING
                            DECEMBER 31,                               (IN THOUSANDS)
--------------------------------------------------------------------
1997................................................................      $  6,312
1998................................................................           720
1999................................................................         1,224
2000................................................................           628
2001................................................................           472
Thereafter..........................................................       125,000
                                                                       --------------
                                                                          $134,356
                                                                       --------------
                                                                       --------------

     Concurrent with the Offering, National entered into a $55,000,000 bank facility (the '1996 Bank Facility') with a group of banks. The 1996 Bank Facility includes a $15,000,000 working capital facility (the 'Working Capital Facility') and a $40,000,000 acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. The 1996 Bank Facility bears interest, at National's option, at either (i) the 30, 60, 90 or 180-day London Interbank Offered Rate plus a margin generally ranging from 1% to 1.75% or (ii) the higher of (a) the prime rate and
(b) the Federal funds rate plus 0.5% in either case, plus a margin of up to 0.25%. Borrowings under the Working Capital Facility mature in full in July 1999. However, National must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1998 and amortizes thereafter in twelve equal quarterly installments through July 2001.

     National's 1996 Bank Facility and the First Mortgage Notes contain certain restrictive covenants which, among other matters, (i) require meeting certain financial amount and ratio tests, (ii) limit the incurrence of certain other additional indebtedness and certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and
(iii) restrict the payment of

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

distributions by the Operating Partnership. As of December 31, 1996 there were no restrictions on the amount of partners' capital available for the payment of distributions.

     National's obligations under both the First Mortgage Notes and the 1996 Bank Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

     The fair values of the revolving loans and the term loans under the 1996 and 1995 Bank Facilities at December 31, 1996 and 1995 approximated their carrying values due to their floating interest rates. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since the interest rates approximate current levels.

(12) INCOME TAXES

     The provision for (benefit from) income taxes for the years ended December 31, 1994 and 1995 and through the Partnership Conveyance in 1996 relate to National Propane and subsequent to the Partnership Conveyance relate only to NSSI since no taxes are provided on the earnings of the Partnership and the Operating Partnership.

     The provision for income taxes before extraordinary charges for the years ended December 31, 1994, 1995 and 1996 consists of the following components:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                               1994      1995      1996
                                                                              ------    ------    ------
                                                                                    (IN THOUSANDS)
Current:
     Federal...............................................................   $5,099    $1,890    $2,309
     State.................................................................    1,051       406       498
                                                                              ------    ------    ------
                                                                               6,150     2,296     2,807
                                                                              ------    ------    ------
Deferred:
     Federal...............................................................    1,456     2,114      (716)
     State.................................................................      317      (119)     (154)
                                                                              ------    ------    ------
                                                                               1,773     1,995      (870)
                                                                              ------    ------    ------
                                                                              $7,923    $4,291    $1,937
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     The difference between the reported tax provision and a computed tax provision based on income before income taxes and extraordinary charges at the statutory Federal income tax rate of 35% is reconciled as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                        --------------------------
                                                                                         1994      1995      1996
                                                                                        ------    ------    ------
                                                                                              (IN THOUSANDS)
Income taxes computed at Federal statutory tax rate..................................   $6,980    $1,290    $2,690
Increase (decrease) in taxes resulting from:
     Partnership income taxable directly to the partners.............................     --        --      (1,085)
     State income taxes, net of Federal income tax benefit...........................      889       187       223
     Amortization of non-deductible Goodwill.........................................       29       126        98
     Provision for income tax contingencies..........................................     --       2,500      --
     Other, net......................................................................       25       188        11
                                                                                        ------    ------    ------
                                                                                        $7,923    $4,291    $1,937
                                                                                        ------    ------    ------
                                                                                        ------    ------    ------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net current deferred income tax asset (included in 'Other current assets') and the net noncurrent deferred income tax liability are comprised of the following components:

                                                                                       DECEMBER 31,
                                                                                    -------------------
                                                                                     1995        1996
                                                                                    -------     -------
                                                                                      (IN THOUSANDS)
Allowance for doubtful accounts..................................................   $   384     $     9
Accrued employee benefit costs...................................................       224          23
Accrued interest for income tax matters..........................................       198       --
Accrued environmental costs......................................................       171       --
Casualty insurance loss reserves.................................................       213       --
Other, net.......................................................................       126          36
                                                                                    -------     -------
Net current deferred income tax asset............................................   $ 1,316     $    68
                                                                                    -------     -------
                                                                                    -------     -------
Accelerated depreciation and other properties basis differences..................   $20,546     $ --
Reserve for income tax contingencies.............................................     2,500       --
Other, net.......................................................................      (168)      --
                                                                                    -------     -------
Net noncurrent deferred income tax liability.....................................   $22,878     $ --
                                                                                    -------     -------
                                                                                    -------     -------

     As of December 31, 1995, accrued income taxes payable to Triarc of $3,815,000 was included in 'Due to Triarc Companies, Inc. and another affiliate' in the accompanying consolidated balance sheet. As of December 31, 1996 accrued income taxes of $84,000 relating only to NSSI, are included in 'Accrued Expenses'. As indicated above no income taxes are provided on the earnings of the Partnership and Operating Partnership and in connection with the Partnership Conveyance, all income tax liabilities of National Propane payable to Triarc were retained by the Managing General Partner. The deferred income tax assets and liabilities of National Propane were not conveyed to the Partnership. The deferred income tax asset that exists at December 31, 1996 relates to NSSI.

     The Internal Revenue Service is currently finalizing its examination of Triarc's Federal income tax returns for the tax years 1989 through 1992 and has issued to date notices of proposed adjustments increasing National Propane's taxable income by approximately $22,500,000, the tax effect of which has not yet been determined. During 1995 National Propane provided $2,500,000 included in 'Provision for income taxes', relating to the proposed adjustments. In connection with the formation of the Partnership, the tax sharing agreement between Triarc and National Propane was amended to provide that Triarc would be responsible for any Federal income tax liability with respect to the proposed adjustments and in connection with the Partnership Conveyance, the $2,500,000 reserve for the settlement of the proposed adjustments was retained by the Managing General Partner.

(13) PREFERRED STOCK

NATIONAL

     On June 20, 1994 National repurchased for treasury stock 9,206 shares of its $21 par value preferred stock (the 'Preferred Stock') and 1,637 shares of its $25 par value Second Preferred Stock (the 'Second Preferred Stock') at par value aggregating $234,000 representing all of the remaining issued and outstanding preferred shares. Such preferred shares were subsequently canceled resulting in an increase to 'Additional paid-in capital' of $378,000.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the changes for 1994 in the aggregate number of issued shares of Preferred Stock and Second Preferred Stock and the number of such shares held in treasury is as follows:

                                                                                      ISSUED     TREASURY
                                                                                      -------    --------
Number of shares at beginning of year..............................................    58,623      47,780
Repurchase of preferred stock......................................................     --         10,843
Cancellation of preferred stock....................................................   (58,623)    (58,623)
                                                                                      -------    --------
Number of shares at end of year....................................................     --          --
                                                                                      -------    --------
                                                                                      -------    --------

PUBLIC GAS

     On June 21, 1994 Public Gas repurchased 70,369 shares of its $1.00 par value convertible preferred stock (the 'Public Gas Preferred Stock'), representing all of the then issued and outstanding preferred shares of Public Gas, for $704,000. The carrying value of the Public Gas Preferred Stock of $62,000 was charged to 'Additional paid-in capital' and the $642,000 excess of the purchase price over the carrying value represented the reacquisition of a minority interest in Public Gas at SEPSCO and, as such, was 'pushed down' to Public Gas and recorded as 'Unamortized costs in excess of net assets of acquired companies' in the accompanying consolidated balance sheets.

(14) DUE FROM PARENTS

     Concurrent with the closing of the Offering, the Partnership made a $40,700,000 loan to Triarc. The loan bears interest at 13.5% per annum, amortizes $5,087,500 per year commencing 2003 and is secured by a pledge by Triarc of all the shares of capital stock of the Managing General Partner that are owned by Triarc. Interest is payable semi-annually on June 30 and December 30.

     At December 31, 1994 and 1995 due from Parents, which has been reflected as a component of stockholders' deficit, consisted of the following:

                                                                                       DECEMBER 31,
                                                                                    -------------------
                                                                                      1994       1995
                                                                                    --------    -------
                                                                                      (IN THOUSANDS)
Interest-bearing advances to Triarc..............................................   $ 81,392    $81,392
Noninterest-bearing advances to SEPSCO...........................................     31,938      --
                                                                                    --------    -------
                                                                                    $113,330    $81,392
                                                                                    --------    -------
                                                                                    --------    -------

     The receivables from Triarc and SEPSCO were classified as a component of stockholders' equity because they were not expected to be repaid except through equity transactions and with respect to Triarc, its liquidity position was not sufficient to enable it to repay the advances. The receivable from SEPSCO (including additional advances during 1995 of $2,599,000) was dividended to SEPSCO prior to the Merger (see Note 3). The receivable from Triarc was reclassified to a component of stockholders' equity at November 30, 1994 at which time it was determined Triarc's liquidity position may not enable it to repay the advances. Concurrent with the reclassification, National Propane ceased accruing interest on the receivable.

     Prior to November 30, 1994 interest income was recorded on the advances at 8.9% for periods subsequent to October 6, 1994 and at 16.5% prior thereto. Such interest rates represented National Propane's cost of debt capital. Interest income on such advances aggregated $9,751,000 during 1994. In connection with the Partnership Conveyance, the Managing General Partner retained this $81,392,000 receivable from Triarc (See Note 1).

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) SEPSCO MERGER

     On April 14, 1994, SEPSCO's shareholders other than Triarc approved an agreement and plan of merger between Triarc and SEPSCO (the 'SEPSCO Merger') pursuant to which on that date a subsidiary of Triarc was merged into SEPSCO whereby each holder of shares of SEPSCO's common stock (the 'SEPSCO Common Stock') other than Triarc, aggregating a 28.9% minority interest in SEPSCO, received in exchange for each share of SEPSCO common stock, 0.8 shares of Triarc's class A common stock or an aggregate of 2,691,824 shares. Following the SEPSCO Merger, SEPSCO became a wholly-owned subsidiary of Triarc and its subsidiaries.

     The fair value as of April 14, 1994 of the 2,691,824 shares of Triarc's class A common stock issued in the SEPSCO Merger, net of certain related costs, aggregated $52,105,000 (the 'Merger Consideration'). Triarc had an excess of $23,888,000 of Merger Consideration over Triarc's minority interest in SEPSCO. The SEPSCO Merger has been accounted for by Triarc and SEPSCO in accordance with the 'pushdown' method of accounting and in accordance therewith, $17,004,000 of such $23,888,000 excess was 'pushed down' to SEPSCO (the remaining $6,884,000 was 'pushed down' to an affiliated subsidiary) reflecting Triarc's increased basis in SEPSCO. SEPSCO, in turn, 'pushed down' $8,088,000 to Public Gas as an increase in SEPSCO's basis in Public Gas. Such amount increased the 'Additional paid-in capital' of National reflecting Triarc's and SEPSCO's increased bases in Public Gas and was assigned as follows:

                                                                                           (IN THOUSANDS)
Goodwill................................................................................      $  5,483
Properties..............................................................................         4,255
Deferred income taxes...................................................................        (1,650)
                                                                                           --------------
Additional paid-in capital..............................................................      $  8,088
                                                                                           --------------
                                                                                           --------------

(16) EXTRAORDINARY CHARGES

     In connection with the early extinguishment of debt in the years ended December 31, 1994 and 1996, National recognized extraordinary charges consisting of the following:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                             --------------------------------------------------
                                                                                      1994                       1996
                                                                             -----------------------    -----------------------
                                                                                               (IN THOUSANDS)
Write-off of unamortized deferred financing costs.........................           $   875                    $ 4,126
Write-off of unamortized original issue discount..........................             2,623                  --
Prepayment penalties and fees.............................................         --                               225
                                                                                    --------                   --------
                                                                                       3,498                      4,351
Income tax benefit........................................................            (1,382)                    (1,720)
                                                                                    --------                   --------
                                                                                     $ 2,116                    $ 2,631
                                                                                    --------                   --------
                                                                                    --------                   --------

     In accordance with the Partnership Conveyance, the 1996 extraordinary charge was allocated entirely to the General Partners.

(17) RETIREMENT PLANS

     As discussed in Note 21, following the Partnership Conveyance and the Offering, the management and employees of the Managing General Partner manage and operate the propane business and assets owned by National. The Managing General Partner is reimbursed for all such costs incurred on behalf of National including the cost of retirement plans.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Managing General Partner maintains a 401(k) defined contribution plan (the 'Plan') which covers all employees meeting certain eligibility requirements. The Plan allows eligible employees to contribute up to 15% of their compensation and the Managing General Partner makes matching contributions of 25% of employee contributions up to the first 5% of an employee's contribution. The Managing General Partner also makes an annual contribution equal to 1/4 of 1% of employee's compensation. In connection with these employer contributions, National provided $157,000, $142,000 and $143,000 in 1994, 1995 and 1996, respectively.

     Under certain union contracts, the Managing General Partner is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, National provided $726,000, $669,000 and $669,000 in 1994, 1995 and 1996, respectively.
Information from the administrators of the union plans is not available to permit National to determine its proportionate share of unfunded vested benefits, if any.

(18) LEASE COMMITMENTS

     National has entered into certain operating leases for office space, trucks and other equipment.

     The future minimum rental commitments at December 31, 1996 under operating leases having an initial or remaining noncancellable term of one year or more are as follows:

                                                                                           (IN THOUSANDS)
1997....................................................................................       $  922
1998....................................................................................          402
1999....................................................................................          355
2000....................................................................................          156
2001....................................................................................           43
Thereafter..............................................................................           62
                                                                                              -------
Total minimum lease payments............................................................       $1,940
                                                                                              -------
                                                                                              -------

     National incurred rent expense under operating leases of $638,000, $669,000 and $935,000 in 1994, 1995 and 1996, respectively.

(19) LEGAL MATTERS

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Marshfield, Wisconsin. National Propane purchased the property from a company which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. In order to assess the extent of the problem, National Propane engaged environmental consultants who began work in August 1994. In December 1994, the environmental consultants issued a report to National Propane which estimated the range of potential remediation costs to be between approximately $415,000 and $925,000 depending upon the actual extent of impacted soils, the presence and extent, if any, of impacted ground water and the remediation method actually required to be implemented. In February 1996, based upon new information National Propane's environmental consultants issued a second report which presented the two most likely remediation methods and revised estimates of the costs of such methods. The report estimated the range of costs for the first method, which involves treatment of groundwater and excavation, treatment and disposal of contaminated soil, to be from $1,600,000 to $3,300,000. The range for the second method, which involves only treatment of ground water and building a soil containment wall, was from $432,000 to $750,000. As of March 1, 1997, National Propane's environmental consultants have begun but not completed additional testing. Based upon the new information compiled to date, which is not yet complete, it appears that the containment wall remedy is

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

no longer appropriate, and the likely remedy will involve treatment of ground water and treatment by soil-vapor extraction of certain contaminated 'hot spots' in the soil, installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. As a result, the environmental consultants have revised the range of estimated costs for the remediation to be from $764,000 to $1,600,000. Based on discussions with National Propane's environmental consultants, an acceptable remediation plan should fall within this range. National Propane will have to agree upon the final plan with the State of Wisconsin. Since receiving notice of the contamination, National Propane has engaged in discussions of a general nature concerning remediation with the State of Wisconsin. These discussions are ongoing and there is no indication as yet of the time frame for a decision by the State of Wisconsin on the method of remediation. Accordingly, it is unknown what remediation method will be used. Based on the preliminary results of the ongoing investigation, there is a potential that the contamination plume may extend to locations downgradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to contaminants emanating from the Marshfield property, there is the potential for future third-party claims. National Propane is also engaged in ongoing discussions of a general nature with the successor to the utility that operated a coal gasification plant on the property. The successor has denied any liability for the costs of remediation of the Mashfield property or of satisfying any related claims. If National Propane is found liable for any of such costs, it will attempt to recover them from the successor owner. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Marshfield facility, the ownership of which was not transferred to the Operating Partnership at the closing of the IPO, the Partnership has agreed to be liable for any costs of remediation in excess of amounts recovered from such successor or from insurance. Since no amount within the ranges of remediation costs could be determined to be a better estimate, National had accrued $764,000 at December 31, 1996 in order to provide for the minimum costs estimated for the anticipated remediation method, incurred legal fees and other professional costs. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make distributions to the holders of its Common Units and Subordinated Units.

     There are a number of lawsuits pending or threatened against the Partnership and/or National. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects of similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. However, any one or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

(20) ACQUISITIONS

     During 1994, 1995 and 1996 National acquired several companies engaged in the sale of propane and related merchandise. The purchase prices (including debt issued and assumed) aggregated $8,967,000, $373,000 and $2,045,000 and resulted in increases in Goodwill of $3,096,000, $116,000 and $162,000 in 1994, 1995 and
1996, respectively. (See Note 21 for discussion of Triarc's 1995 acquisition on behalf of National).

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(21) TRANSACTIONS WITH AFFILIATES

     In August 1995 Triarc, through a wholly owned subsidiary, acquired all of the outstanding stock of two companies engaged in the propane distribution business. The aggregate purchase price was $4,240,000 (including the assumption of certain existing indebtedness). In September 1995 the stock of the subsidiary which acquired the two companies was contributed by Triarc to NPC Holdings, Inc., a wholly-owned subsidiary of Triarc, which in turn contributed such stock to National. Such contribution resulted in increases in National's 'Additional paid-in capital' of $4,240,000 and 'Goodwill' of $2,181,000. In consideration for such contribution, Triarc received an additional 30 shares of National Propane's common stock, increasing its ownership of National Propane to 75.7% from 75.2%.

     In the fourth quarter of 1995 National sold certain of its accounts receivable to Triarc for cash of $3,809,000. Collections received on such receivables by National were remitted to Triarc on a periodic basis. As of December 31, 1996 all remittances had been made.

     Following the Partnership Conveyance and the Offering, the management and employees of the Managing General Partner manage and operate the propane business and assets owned by the Partnership Entities. The Partnership Entities do not have any officers or employees of their own. The Managing General Partner is reimbursed by the Partnership Entities at cost for all direct and indirect expenses incurred on behalf of the Partnership Entities, including the costs of compensation and employee benefit plans described herein that are properly allocable to the Partnership Entities, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership Entities. The Partnership Agreement provides that the Managing General Partner will determine the expenses that are allocable to the Partnership Entities in any reasonable manner determined by the Managing General Partner in its sole discretion. The Partnership Entities reimbursed the Managing General Partner $15,429,000 during the period from the Partnership Conveyance through December 31, 1996. Affiliates of the General Partners (including Triarc) may provide administrative services for the General Partners on behalf of the Partnership Entities and will be reimbursed for all expenses incurred in connection therewith. In addition, the General Partners and their Affiliates (including Triarc) may provide additional services to the Partnership Entities, for which National will be charged reasonable fees as determined by the Managing General Partner.

     Prior to the Partnership Conveyance and the Offering, National Propane received from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. Under a management services agreement such costs were allocated based upon the greater of (i) the sum of earnings before income taxes, depreciation and amortization and (ii) 10% of revenues, as a percentage of Triarc's corresponding consolidated amount.
Prior to the Merger, Public Gas received from SEPSCO operating management services, the costs of which were charged to Public Gas based on the relative portion of Public Gas' revenues to SEPSCO's consolidated revenues (the 'SEPSCO Allocation Method'). Management of National believes that the allocation methods referred to above are reasonable. National understands Triarc is a holding company with no independent operations of its own and substantially all of the expenses it incurs are for services on behalf of its affiliated companies and, accordingly, are chargeable to such companies in accordance with management services agreements. However, National believes that the costs allocated prior to the Partnership Conveyance and the Offering exceed those which would have been, and are expected to be, incurred by National on a standalone basis. Such costs for services provided by Triarc (including a portion of the charges allocated by Triarc to SEPSCO and, in turn, from SEPSCO to National Propane) would have approximated amounts not in excess of $1,500,000, $1,500,000 and $750,000 for 1994, 1995 and for the six months ended June 30, 1996, respectively. It is not practicable, however, to estimate the costs that

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Public Gas would have incurred on a standalone basis for services provided by SEPSCO in 1994. A summary of the costs charged to National under the management services agreements is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                              --------------------------
                                                                               1994      1995      1996
                                                                              ------    ------    ------
                                                                                    (IN THOUSANDS)
Costs of management services allocated by Triarc to National...............   $3,000    $3,000    $1,500
Costs of management services allocated by SEPSCO to Public Gas.............    1,561      --        --
                                                                              ------    ------    ------
                                                                              $4,561    $3,000    $1,500
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     See also Notes 1, 3, 5, 11, 12, 13, 14 and 15 for discussion of other transactions with related parties.

(22) UNIT OPTION PLAN

     Effective July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which permits the grant of options to purchase Common Units and Subordinated Units and the grant of Unit appreciation rights ('UARs'). As of December 31, 1996 an aggregate of 1,317,015 Common Units and Subordinated Units are available for grant and no options or UARS have been granted. Any expenses recognized resulting from the Unit Option Plan will be allocated to the Partnership in accordance with an agreement between the Managing General Partner and the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

PARTNERSHIP MANAGEMENT

     The Managing General Partner manages and operates the business activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership and have no actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, the Partnership. The Managing General Partner owes a fiduciary duty to the Unitholders. Notwithstanding any limitation on obligations or duties, the Managing General Partner and the Special General Partner are liable, as the general partners of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to either or both of the General Partners. Whenever possible, the Managing General Partner intends to make any such indebtedness or other obligations non-recourse to it and the Special General Partner. However, if the Operating Partnership defaults under the First Mortgage Notes or the Bank Credit Facility, the Managing General Partner will be liable for any deficiency remaining after foreclosure on the Operating Partnership's assets.

     The Managing General Partner appointed Frederick W. McCarthy and Willis G. Ryckman III, who are neither officers nor employees of the General Partners or any affiliate of the General Partners, to its Board of Directors. Such directors serve on the Audit Committee with the authority to review, at the request of the Managing General Partner, specific matters as to which the Managing General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Managing General Partner is fair and reasonable to the Partnership. Absent specific delegation from the Board of Directors of the Managing General Partner, determinations of the Audit Committee are advisory and do not bind the Managing General Partner. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the Managing General Partner of any duties it may owe the Partnership or the Unitholders. In addition, the Audit Committee reviews external financial reporting of the Partnership, recommends engagement of the Partnership's independent accountants and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to such additional matters, the Audit Committee may act on its own initiative to question the Managing General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

     The Special General Partner, a wholly owned subsidiary of the Managing General Partner, is a non-managing general partner of the Partnership and the Operating Partnership with no operations or business other than acting as a general partner of the Partnership and the Operating Partnership. In the event that the Managing General Partner is merged with and into Triarc, the Audit Committee of the Special General Partner will perform the functions described above previously performed by the Audit Committee of the Managing General Partner. The Audit Committee of the Special General Partner is composed of the same directors that serve on the Audit Committee of the Managing General Partner. In addition, if following a merger of the Managing General Partner with and into Triarc, a bankruptcy event involving Triarc occurs, the Special General Partner will become the managing general partner of the Partnership, continue the business of the Partnership and have all the rights, authority and powers of the Managing General Partner described in the partnership agreement.

     As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. In general, the management of National Propane continues to manage and operate the Partnership's business as officers and employees of the Managing General Partner and its affiliates. See Item 1. 'Business -- Employees'.

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

     The following table sets forth certain information with respect to the current directors and executive officers of the Managing General Partner.

             NAME                AGE              POSITION WITH THE MANAGING GENERAL PARTNER
------------------------------   ---   -----------------------------------------------------------------

Nelson Peltz..................   54    Director
Peter W. May..................   54    Director
Frederick W. McCarthy.........   55    Director
Willis G. Ryckman III.........   52    Director
Ronald D. Paliughi............   53    President, Chief Executive Officer and Director
Ronald R. Rominiecki..........   43    Senior Vice President and Chief Financial Officer
C. David Watson...............   38    Senior Vice President, Administration, General Counsel and
                                         Assistant Secretary

     Nelson Peltz has been a director of the Managing General Partner and a director and Chairman of the Board and Chief Executive Officer of Triarc Companies, Inc. since April 23, 1993. Since then, he has also been a director and Chairman of the Board and Chief Executive Officer of certain of Triarc's other subsidiaries, including RC/Arby's Corporation formerly known as Royal Crown Corporation ('RCAC'). He is also a general partner of DWG Acquisition Group, L.P. ('DWG Acquisition'), whose principal business is ownership of securities of Triarc. From its formation in January 1989 until April 23, 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership ('Trian'), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. ('Triangle'), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products. From November 1989 through May 1992, Mr. Peltz was director of Mountleigh Group plc, a British property trading and retailing company ('Mountleigh'). He served in various executive capacities, including Executive Chairman, of Mountleigh from November 1989 until October 1991.

     Peter W. May has been a director of the Managing General Partner and a director and President and Chief Operating Officer of Triarc since April 23, 1993. Since then, he has also been a director and President and Chief Operating Officer of certain of Triarc's other subsidiaries, including RCAC. He is also a general partner of DWG Acquisition. From its formation in January 1989 until April 23, 1993, Mr. May was President and Chief Operating Officer of Trian. He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988. From November 1989 through May 1992, Mr. May was a director of Mountleigh and served as Joint Managing Director of Mountleigh from November 1989 until October 1991. Mr. May was also named a director on April 29, 1993 of The Leslie Fay Companies, Inc. following its filing on April 5, 1993 for protection under Chapter 11 of the United States Bankruptcy Code.

     Frederick W. McCarthy has been a director of the Managing General Partner since September 25, 1996. Mr. McCarthy has been Chairman of Triumph Capital Group, Inc., an investment management firm, since 1990. Mr. McCarthy was formerly a Managing Director of Drexel Burnham Lambert where he was employed from 1974 until 1990. Mr. McCarthy serves as a director of EnviroWorks, Inc., a manufacturer of lawn and garden products, and of Paragon Acceptance Corporation, an automotive finance company.

     Willis G. Ryckman III has been a director of the Managing General Partner since September 25, 1996. Mr. Ryckman has served as the Chairman of Tri-Tech Labs, Inc., a holding company, since June 1992, Chairman of Irma Shorell, Inc., a cosmetics company, since April 1993, and Managing Director and Chief Operating Officer of Associated Capital, a hedge fund, since April 1995 and Chairman of Omni Capital, a finance company, since January 1996. Mr. Ryckman is a Director of Banyan Hotel Management Corporation, Krasdale Foods, Inc. and Panavision Inc.

     Ronald D. Paliughi has been President and Chief Executive Officer of the Managing General Partner since April 29, 1993. From May 1992 through April 1993, Mr. Paliughi was a temporary, full time officer in the U.S. Army National Guard, serving as an Army Aviator. During 1991, he served on active duty as an Army Aviator and commissioned officer in Operation Desert Shield/Storm. From 1987 to 1990, Mr. Paliughi was Senior Vice President -- Western Operations of AmeriGas Propane, Inc. (then a subsidiary of UGI Corporation), the largest propane company in the U.S. During 1986, Mr. Paliughi was Director of Retail Operations of CalGas Corporation. For more than 14 years prior, he held various positions with VanGas, Inc. ('VanGas'), the western subsidiary of Suburban Propane Gas (then a division of Quantum Chemical Corporation), the third largest U.S. propane company. He last served as Senior Vice President/General Manager, the top executive officer at VanGas.

     Ronald R. Rominiecki joined the Managing General Partner on December 1, 1995 as Senior Vice President and Chief Financial Officer. From April 1994 to November 1995, he served as Vice President and Chief Financial Officer of O'Brien Environmental Energy, Inc. ('O'Brien'), a publicly-owned company engaged in cogeneration and other energy related businesses. In September 1994 O'Brien filed a petition in bankruptcy under Chapter 11 of the United States Code. From June 1988 to March 1994, Mr. Rominiecki was Corporate Controller at Westmoreland Coal Company, a NYSE listed company.

     C. David Watson has been Senior Vice President, Administration, General Counsel and Assistant Secretary of the Managing General Partner since December 19, 1996. From December 2, 1996 to December 18, 1996 he was Senior Vice President. He is responsible for legal matters, real estate, fleet management, plant engineering, safety, risk management, human resources, insurance and public relations. Prior to his employment with the Managing General Partner, he was with the law firm of Jenner & Block in Chicago, Illinois, as a partner from January 1, 1993 to November 30, 1996, and as an associate from September 25, 1986 to December 31, 1992.

     Each  director  has  been  elected  to  serve  until  the  Managing General
Partner's next annual meeting of stockholders and until such director's successor is duly elected and qualified or until his death, resignation or removal. The term of office of each executive officer is until the next annual meeting of the Board of Directors of the Managing General Partner and until his successor is elected and qualified or until his death, resignation or removal.

REIMBURSEMENT OF EXPENSES OF THE MANAGING GENERAL PARTNER

     In general, the management and employees of National Propane who managed and operated the propane business and assets of National Propane prior to the IPO continue to manage and operate the Partnership's business as officers and employees of the Managing General Partner and its Affiliates. The Partnership does not have any officers or employees of its own. The Operating Partnership's corporate subsidiary, NSSI, does, however, have its own employees to manage and operate its business. The Managing General Partner does not receive any management fee or other compensation in connection with its management of the Partnership, but is reimbursed at cost for all direct and indirect expenses incurred on behalf of the Partnership, including the costs of compensation and employee benefit plans described herein properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The Partnership Agreement provides that the Managing General Partner shall determine the expenses that are allocable to the Partnership in any reasonable manner determined by the Managing General Partner in its sole discretion. Affiliates of the Managing General Partner (including Triarc) may perform certain administrative services for the Managing General Partner on behalf of the Partnership. Such Affiliates will not receive a fee for such services performed for or on behalf of the Partnership, but will be reimbursed for all direct and indirect expenses incurred in connection therewith. In addition, the General Partners and their Affiliates may provide additional services to the Partnership, for which the Partnership will be charged reasonable fees as determined by the Managing General Partner.

     In addition, in connection with the Partnership Conveyance, the Managing General Partner received an aggregate 2% unsubordinated General Partner Interest and a 40.6% interest (at that date) as holder of the Subordinated Units as consideration for its contribution to the Partnership of its limited partner interest in the Operating Partnership, which was received as consideration for its contribution to the Operating Partnership of the propane business of National Propane. Such Subordinated Units currently represent a 38.7% interest in the Partnership. The Managing General Partner will be entitled to distributions on such Units, and the Managing General Partner will be entitled to incentive distributions as holder of the Incentive Distribution rights.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salaries, bonuses and all other compensation awards and payouts earned by the President and Chief Executive Officer and by certain named executive officers of the Managing General Partner (collectively, the 'Named Officers') for services rendered to the Managing General Partner and its subsidiaries during the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL
                                                              COMPENSATION
                                                -----------------------------------------
                                                                                OTHER
                                                                                ANNUAL
      NAME AND PRINCIPAL POSITION        YEAR    SALARY($)       BONUS($)    COMPENSATION
---------------------------------------  ----   ------------     -------     ------------
Ronald D. Paliughi ....................  1996      277,083       500,000(3)      5,621
  President and Chief Executive Officer  1995      250,000         --            2,592
                                         1994      250,000       300,000        --

Ronald R. Rominiecki ..................  1996      165,000       100,000(3)        571
  Senior Vice President and Chief        1995       13,750(7)      --           --
  Financial Officer                      1994       --             --           --

C. David Watson .......................  1996       10,417(9)      --           --
  Senior Vice President,                 1995       --             --           --
  Administration, General Counsel and    1994       --             --           --
  Assistant Secretary

Laurie B. Crawford ....................  1996      122,917       124,500         3,055
  Former Senior Vice President,          1995       88,333         --            1,579
  Administration, General Counsel and    1994       78,472        20,000         1,117
  Assistant Secretary

                                                     LONG-TERM COMPENSATION
                                                             AWARDS
                                          ---------------------------------------------
                                                               NUMBER OF
                                            RESTRICTED         SECURITIES        LTIP
                                               STOCK           UNDERLYING       PAYOUTS      ALL OTHER
      NAME AND PRINCIPAL POSITION         AWARD(S)(#)(1)   OPTIONS/SARS(#)(2)     ($)     COMPENSATION($)
---------------------------------------   ---------------  ------------------   -------   ---------------
Ronald D. Paliughi ....................       --                --               --           --
  President and Chief Executive Officer       --                 30,000(4)       --           --
                                                5,000            51,000(5)       --            96,178(6)
Ronald R. Rominiecki ..................       --                --               --            54,380(11)
  Senior Vice President and Chief             --                 20,000(4)       --            63,000(8)
  Financial Officer                           --                --               --           --
C. David Watson .......................       --                --               --           --
  Senior Vice President,                      --                --               --           --
  Administration, General Counsel and         --                --               --           --
  Assistant Secretary
Laurie B. Crawford ....................       --                --               --           --
  Former Senior Vice President,               --                  7,500(10)      --           --
  Administration, General Counsel and         --                 10,000(10)      --           --
  Assistant Secretary

------------

 (1) All restricted stock awards were of Triarc's Class A Common Stock, par value $.10 per share (the 'Class A Common Stock'), and were made pursuant to Triarc's 1993 Equity Participation Plan (described below). Restrictions on such shares lapsed prior to December 31, 1996.

 (2) All stock option grants were made pursuant to Triarc's 1993 Equity Participation Plan. The option grants are described below under 'Option/SAR Grants in Last Fiscal Year, Individual Grants.'

 (3) Paid by Triarc in connection with activities related to the monetization of its propane business.

 (4) One-third of the options granted will vest on each of the first, second and third anniversaries of the date of grant and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

 (5) With respect to 26,000 of the options granted, one-third of such options will vest on each of the first, second and third anniversary of the date of grant. With respect to the remaining 25,000 options, one-third of such options will vest on each of the third, fourth and fifth anniversary of the date of grant. All of such options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

 (6) Includes $33,333 for certain salary allowances and $60,829 of reimbursed moving expenses in connection with Mr. Paliughi's relocation to Cedar Rapids, Iowa.

 (7) Mr. Rominiecki began his employment with the Managing General Partner on December 1, 1995. The amount reported is based on an annual salary of $165,000.

 (8) Represents a one-time bonus payable in connection with Mr. Rominiecki's employment by the Managing General Partner.

 (9) Mr. Watson began his employment with the Managing General Partner on December 2, 1996. The amount reported was based on an annual salary of $125,000. See ' -- Employment Arrangements with Executive Officers' below.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

(10) In connection with the termination of Ms. Crawford's employment by the Managing General Partner on December 18, 1996, all of Ms. Crawford's stock options immediately vested and are exercisable until March 18, 1997.

(11) Includes $54,380 of reimbursed moving expenses in connection with Mr. Rominiecki's relocation to Cedar Rapids, Iowa.

CASH INCENTIVE PLANS

     Triarc has implemented an annual cash incentive plan (the 'Annual Incentive Plan') for executive officers and key employees of National Propane and is presently developing a mid-term cash incentive plan (the 'Mid-Term Incentive Plan') for executive officers and key employees of National Propane.

     The Annual Incentive Plan is designed to provide annual incentive awards to participants, 50% of which are based on whether National Propane has met certain pre-determined goals and 50% of which is based on the performance of the participant during the preceding year. Under the Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by National Propane's management in consultation with management of Triarc. The Board of Directors of National Propane, in consultation with management of Triarc and the Compensation Committee of the Triarc Board of Directors (the 'Compensation Committee'), may elect to adjust awards on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the 'quality' of National Propane's earnings or to take into account external factors that affect performance results. The Board of Directors of National Propane also may decide that multiple performance objectives related to National Propane's and/or the individual's performance may be appropriate and, in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. The Annual Incentive Plan is administered by National Propane's Board of Directors and Triarc's management and may be amended or terminated by such Board of Directors and Triarc's management at any time.

     Under the Mid-Term Incentive Plan, incentive awards will be granted to participants if National Propane achieves an agreed upon profit over a three year performance cycle. During each plan year, an amount will be accrued for each participant based upon the amount by which National Propane's profit for such year exceeds a minimum return to be determined. A new three-year performance cycle will begin each year, such that after the third year the annual cash amount paid to participants pursuant to the Mid-Term Incentive Plan should equal the target award if National Propane's profit goals have been achieved for the full three-year cycle. The Board of Directors of National Propane, together with Triarc's management and the Compensation Committee of Triarc's Board of Directors, may adjust, upward or downward, an individual's award based upon an assessment of the individual's relative contribution to National Propane's longer-term profit performance. The Board of Directors of Triarc and Triarc's management may amend or terminate the Mid-Term Incentive Plan at any time.

TRIARC'S 1993 EQUITY PARTICIPATION PLAN

     Certain executive officers of the Managing General Partner have participated in the Triarc Companies, Inc. 1993 Equity Participation Plan which was adopted on April 24, 1993, and which provides that awards may be made thereunder until April 24, 1998. The plan provides for, among other things, the grant of options to purchase Triarc's Class A Common Stock, Stock Appreciation Rights ('SARs') and restricted shares of Class A Common Stock. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries, including the Managing General Partner, are eligible to participate in the plan. The plan is being administered by the Compensation Committee of the Triarc Board of Directors, which may determine from time to time to grant options, SARs and restricted stock.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR INDIVIDUAL GRANTS

     No options to purchase shares of Triarc Class A Common Stock or SARs have been granted to any of the Named Officers in respect of 1996.

OPTION/SAR EXERCISES IN 1996 AND YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning options to purchase shares of Triarc Class A Common Stock, and the values at the end of 1996 of unexercised in-the-money options to purchase shares of Triarc Class A Common Stock granted to the Named Officers outstanding as of the end of 1996. No Named Officer exercised any options to purchase Triarc Class A Common Stock in 1996.

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                                  OPTIONS/SARS AT                   OPTIONS/SARS
                                                                    FISCAL 1996                    AT FISCAL 1996
                                                                      YEAR-END                      YEAR-END(1)
                                                            ----------------------------    ----------------------------
                          NAME                              EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------------------------------------   -----------    -------------    -----------    -------------
Ronald D. Paliughi.......................................      40,667          80,333         $26,750         $34,000
Ronald R. Rominiecki.....................................       6,667          13,333           9,167          18,333
C. David Watson..........................................      --              --              --              --
Laurie B. Crawford.......................................      17,500          --              14,063          --

------------

(1) On December 31, 1996, the last day of Fiscal 1996, the closing price of the Triarc Class A Common Stock was $11.50 per share.

UNIT OPTION PLAN

     Effective upon the closing of the IPO, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which permits the issuance of options (the 'Options') and Unit appreciation rights ('UARs') to eligible persons. An aggregate of 1,250,000 Common Units and Subordinated Units are initially reserved for issuance as of the Option Plan's effective date. Pursuant to the terms of the Option Plan, an additional number of Units equal to 1% of the number of Units outstanding as of each December 31 following the Option Plan's effective date will be added to the total number of Units that may be issued thereafter. Accordingly, as of December 31, 1996, an additional 67,015 Units were available for issuance under the Option Plan. The number of Units available for issuance will also be increased by the number of Units received by the Managing General Partner as payment of the exercise price of Options and by the number of Units purchased by the Managing General Partner from an amount equal to the cash proceeds received by the Managing General Partner on the exercise of Options. The number of Units available for issuance pursuant to the Option Plan is subject to adjustment in certain circumstances. The following is a summary of the material terms of the Option Plan and is qualified in its entirety by reference to the Option Plan, which is an exhibit to the Registration Statement of which this Prospectus is a part.

     The Option Plan has been designed to furnish additional incentive compensation to selected directors, officers, employees and consultants of the Managing General Partner and its Affiliates and to increase their personal and proprietary interest in the future performance of the Partnership. Approximately 1,000 directors, officers, employees, and consultants will be eligible to participate in the Option Plan. In addition, in the event that the provision relating to disinterested administration in Rule 16b-3 under the 1934 Act (as in effect on the Option Plan's effective date) becomes inapplicable to the Managing General Partner and the Partnership, directors who are not employees or officers of the Managing General Partner will be eligible to receive Options and UARs.

     The Option Plan is administered by the Managing General Partner's compensation committee (the 'Committee'). The Committee, in its sole discretion and authority, but subject to the terms of the Option Plan, determines the directors, officers, employees and consultants who are eligible to receive Options and UARs and the date of grant, number of Units, exercise price, vesting schedule, duration

(not to exceed ten years) and other terms and conditions applicable to each Option and UAR granted under the Option Plan. The Committee may accelerate the exercisability of Options and UARs. No Option or UAR with respect to Subordinated Units will become exercisable before the end of the Subordination Period.

     On a change of control (as defined in the Option Plan), the Committee will have discretion to accelerate the exercisability (and duration) of outstanding Options and UARs or cancel outstanding Options and UARs in exchange for cash.

     The exercise price of each Option may be paid in the form of cash, check acceptable to the Managing General Partner, Units held by the participant for such period as may be required to avoid a charge to earnings for financial reporting purposes, or such other form of consideration permitted by the Committee, including by assignment of a portion of the proceeds on sale of Units deliverable upon exercise or any combination of the foregoing.

     Units delivered by the Managing General Partner on exercise of an Option or UAR may consist of Units acquired in the open market or from any person (including Units newly issued by the Partnership), Units already owned by the Managing General Partner, or any combination of the foregoing. Options and UARs are generally nontransferable.

     With respect to each Unit delivered upon the exercise of an Option (unless newly issued by the Partnership), the Managing General Partner shall be entitled to reimbursement by the Partnership for the excess, if any, of (i) the fair market value of each such Unit (as of the date of exercise of such Option) or, in the case of Units purchased in the open market, the price actually paid by the Managing General Partner therefor over (ii) the exercise price of the Option relating to such Unit. With respect to the settlement of a UAR, the Managing General Partner shall be entitled to reimbursement by the Partnership for (i) the amount of cash, if any, paid in connection with such settlement or (ii) the fair market value of each such Unit delivered in connection with such settlement (unless such Unit is newly issued by the Partnership). Thus, the cost of the Options and UARs will be borne by the Partnership.

     The Committee may grant UARs in such amounts and subject to such terms and conditions as the Committee may determine. UARs may be granted in connection with all or any part of, or independently of, any Option granted under the Option Plan. The grantee of a UAR has the right to receive from the Managing General Partner an amount equal to (a) the excess of (i) the fair market value of a Unit on the date of exercise of the UAR over (ii) the fair market value of a Unit on the date of grant (or over the Option exercise price if the UAR is granted in connection with an Option), multiplied by (b) the number of Units with respect to which the UAR is exercised. Payment to the grantee upon exercise of a UAR will be in cash or in Units (valued at their fair market value on the date of exercise of the UAR) or both, all as the Committee shall determine in its sole discretion. Upon the exercise of a UAR granted in connection with an Option, the number of Units subject to the related Option shall be reduced by the number of Units with respect to which the UAR is exercised. Upon the exercise of an Option in connection with which a UAR has been granted, the number of Units subject to the related UAR shall be reduced by the number of Units with respect to which the Option is exercised.

     The Board of Directors of the Managing General Partner in its discretion may terminate the Option Plan at any time with respect to any Units for which a grant has not theretofore been made. The Board of Directors will also have the right to alter or amend the Option Plan, any award made thereunder or any part thereof from time to time; provided, that no change in any previously granted Option or UAR may be made which would impair the rights of the grantee without the consent of such grantee; and provided further, that to the extent necessary to comply with Rule 16b-3 under the 1934 Act, no such amendment or alteration will, without the requisite consent under such Rule 16b-3: (i) materially increase the total number of Units available for Options and UARs under the Option Plan, subject to certain exceptions; (ii) materially modify the requirements as to eligibility for participation in the Option Plan; (iii) extend the maximum period during which Options and UARs may be granted under the Option Plan; or (iv) materially increase the benefits accruing to participants under the Option Plan.

     Generally, no tax is imposed on the grantee upon the grant of an Option or UAR under the Plan and neither the Partnership nor the Managing General Partner will be entitled to a tax deduction by reason of such a grant. Generally, upon the exercise of an Option, the optionee will be taxable on ordinary income in the year of exercise in an amount equal to the excess of the fair market value of the Units on the date of exercise over the Option exercise price and the employer will be entitled to a deduction in an equivalent amount. In general, upon exercising a UAR, the amount of any cash received and the fair market value on the exercise date of any Units or other property received are taxable to the recipient as ordinary income and deductible by the employer. Insofar as the Partnership will reimburse the Managing General Partner for the difference between the cost incurred by the Managing General Partner in acquiring Units to deliver to the optionee or holder of UARs upon exercise and the proceeds received by the Managing General Partner from the optionee in connection with such exercise, the Managing General Partner will generally be treated as receiving income in the amount of such reimbursement and the Partnership may claim a deduction for such payment. Upon a subsequent disposition of the Units received upon exercise of an Option or UAR, any appreciation after the date of exercise will generally qualify as capital gain. If the Units received upon the exercise of an Option or UAR are transferred to the optionee subject to certain restrictions, then the taxable income realized by the optionee, unless the optionee elects otherwise, and the corresponding tax deduction (assuming any federal income tax withholding requirements are satisfied) should be deferred and should be measured at the fair market value of the Units at the time the restrictions lapse. The restrictions imposed on certain individuals by Section 16(b) of the 1934 Act may constitute such a transfer restriction during the period prescribed thereby with respect to Options or UARs exercised within six months of the grant date thereof.

     No Options or UARs have been granted as of March 20, 1997.

COMPENSATION OF DIRECTORS

     The Managing General Partner pays no additional remuneration to its employees (or employees of any of its Affiliates) for serving as directors or to directors who are not employees of the Managing General Partner or any of its Affiliates. The Managing General Partner may in the future pay remuneration to its directors. In addition, the Partnership anticipates that directors who are not employees of the Managing General Partner or its Affiliates will be compensated for serving as such, will be reimbursed for out-of-pocket expenses and will be eligible to participate in the Partnership's or Managing General Partner's Unit purchase or option plans, if any.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

     Mr. Paliughi has an employment contract with the Managing General Partner, effective as of April 24, 1993, as amended, pursuant to which (i) the Managing General Partner agrees to employ Mr. Paliughi as President and Chief Executive Officer through January 2, 1998, (ii) Mr. Paliughi receives a base salary of $300,000 per annum during his employment (subject to increase at the discretion of the Board of Directors), (iii) Mr. Paliughi is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 75% of his base salary based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Paliughi is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award at least equal to 75% of his base salary based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle, (v) Mr. Paliughi is entitled to severance benefits generally equal to two years base salary and bonuses (approximately $1,050,000 if such termination occurred on December 31, 1996) and certain relocation payments in the event he is terminated other than for cause (as defined), or if his existing employment agreement is not renewed or extended on substantially similar terms and (vi) Mr. Paliughi is entitled to participate in other generally available compensation plans and receives various other benefits including reimbursement of certain expenses. The agreement also restricts Mr. Paliughi from competing with the General Partner for 24 months after the termination of the agreement if such termination results from Mr. Paliughi's voluntary resignation or the Managing General Partner's termination of Mr. Paliughi's employment for cause (as defined in the agreement).

     Mr. Rominiecki has a severance agreement with the Managing General Partner which provides that Mr. Rominiecki is entitled to severance benefits generally equal to one year's base salary (approximately $165,000 if such termination occurred on January 21, 1997) and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement.

     Mr. Watson has an employment agreement with the Managing General Partner pursuant to which (i) Mr. Watson is employed as Senior Vice
President  -- Administration  and General  Counsel effective  December 19, 1996,
(ii) Mr. Watson receives a base salary of $125,000 per annum, (iii) Mr. Watson is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 50% of his base salary, based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Watson is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award equal to 40% of his base salary, based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle, (v) Mr. Watson is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement, (vi) Mr. Watson received a relocation allowance equal to the net amount of two months salary, which amount must be repaid if Mr. Watson voluntarily separates from the Managing General Partner within the first year from his date of hire, and (vii) Mr. Watson is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses.

     Ms. Crawford's employment by the Managing General Partner ended effective December 18, 1996. In accordance with the terms of her employment agreement with the Managing General Partner, Ms. Crawford receives (i) severance pay at the annual base salary rate of $137,500 from January 1, 1997 through December 18, 1998, (ii) $65,625 in the first quarter of 1997 and $68,750 in the first quarter of 1998 in lieu of bonuses which otherwise would have been paid to Ms. Crawford with respect to 1996 and 1997 and (iii) accrued and unpaid vacation time through the date of termination. In addition, Ms. Crawford is eligible to maintain her current health and medical coverage for 18 months following the date of termination at the cost of the Managing General Partner. In addition, all of Ms. Crawford's Triarc stock options immediately vested and are exercisable until March 18, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF PARTNERSHIP UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND THE SELLING UNITHOLDER

     The table below sets forth the beneficial ownership as of March 20, 1997, by each person known by the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, including the Selling Unitholder, each director and each Named Officer of the Managing

General Partner and the executive officers and directors of the Managing General Partner as a group. The Common Units are traded on the NYSE under the symbol 'NPL'.

                                                                                    AMOUNT AND
                                                                      CLASS OF      NATURE OF        PERCENT OF
              NAME AND ADDRESS OF BENEFICIAL OWNER                      UNITS       OWNERSHIP(1)       CLASS
-----------------------------------------------------------------   -------------   ----------       ----------
National Propane Corporation ....................................   Subordinated    4,533,638            100%
  IES Tower, Suite 1700
  200 First Street, S.E.
  Cedar Rapids, I.A. 52401
Nelson Peltz ....................................................      Common           1,210 (2)       *
  280 Park Avenue
  New York, N.Y. 10017
Peter W. May ....................................................      Common          30,000           *
  280 Park Avenue
  New York, N.Y. 10017
Frederick W. McCarthy ...........................................      Common          --               *
  222 Lakeview Avenue
  West Palm Beach, FL 33401
Willis G. Ryckman III ...........................................      Common          --               *
  208 Dolphin Court
  Stamford, CT 06902
Ronald D. Paliughi...............................................      Common          --               *
Ronald R. Rominiecki.............................................      Common             200           *
C. David Watson..................................................      Common          --               *
All executive officers and directors as a group (7 persons)......      Common          31,410              *%

------------

*  Less than 1%

(1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such Units.

(2) Includes 1,210 Units owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership of these Units.

OWNERSHIP OF TRIARC COMMON STOCK BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND CERTAIN BENEFICIAL OWNERS

     All of the issued and outstanding shares of common stock of the General Partner are indirectly owned by Triarc. The table below sets forth the beneficial ownership as of December 31, 1996, by each person known by the Managing General Partner to be the beneficial owner of more than 5% of the outstanding shares of Triarc Class A Common Stock (constituting the only class of voting capital stock of Triarc), each director and each Named Officer of the Managing General Partner and the executive officers and directors of the Managing General Partner as a group. Triarc's Class A Common Stock is traded on the NYSE under the symbol 'TRY'.

                                                                             AMOUNT AND
                                                                               NATURE                   PERCENT OF
                  NAME AND ADDRESS OF BENEFICIAL OWNER                     OF OWNERSHIP(1)                CLASS
------------------------------------------------------------------------   ---------------              ----------
Nelson Peltz ...........................................................      6,974,967(2)(3)(4)(5)        28.1%
  280 Park Avenue
  New York, NY 10017
Peter W. May ...........................................................      6,653,000(2)(4)(6)           27.1%
  280 Park Avenue
  New York, NY 10017
DWG Acquisition Group, L.P. ............................................      5,982,867(4)                 25.1%
  1201 North Market Street
  Wilmington, DE 19801
William Ehrman .........................................................      1,460,093(7)(8)               6.1%
  300 Park Avenue
  New York, NY 10022
Frederick Ketcher ......................................................      1,390,493(7)(9)               5.8%
  300 Park Avenue
  New York, NY 10022
Jonas Gerstl ...........................................................      1,376,793(7)(10)              5.8%
  300 Park Avenue
  New York, NY 10022
Frederic Greenberg .....................................................      1,370,793(7)(11)              5.7%
  300 Park Avenue
  New York, NY 10022
James McLaren ..........................................................      1,365,793(7)(12)              5.7%
  300 Park Avenue
  New York, NY 10022
Frederick W. McCarthy...................................................        --                         *
Willis G. Ryckman III...................................................        --                         *
Ronald D. Paliughi......................................................         59,000(13)                *
Ronald R. Rominiecki....................................................          6,667(14)                *
C. David Watson.........................................................        --                         *
All executive officers and directors as a group (7 persons).............      7,710,767                    30.2%

------------

*   Less than 1%.

 (1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

 (2) Includes 5,982,867 shares held by DWG Acquisition, of which Mr. Peltz and Mr. May are the sole general partners.

 (3) Includes 200 shares owned by a family trust of which Mr. Peltz is a general partner. Mr. Peltz disclaims beneficial ownership of such 200 shares.

 (4) The Partnership is informed that DWG Acquisition has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.

 (5) Includes options to purchase 965,000 shares of Class A Common Stock which have vested or will vest within 60 days of December 31, 1996.

 (6) Includes options to purchase 643,333 shares of Class A Common Stock which have vested or will vest within 60 days of December 31, 1996.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (7) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl and McLaren is based solely on information contained in a
     Schedule 13D, dated July 16, 1996, filed pursuant to the Securities Exchange Act of 1934, as amended.

 (8) Includes 39,150 shares of Class A Common Stock owned by members of Mr. Ehrman's immediate family and an aggregate of 1,365,793 shares of Class A Common Stock he may be deemed to beneficially own as a general partner of EGS Associates, L.P., a Delaware limited partnership ('EGS Associates'), EGS Partners, L.L.C., a Delaware limited liability company ('EGS
     Partners'), Bev Partners, L.P., a Delaware limited partnership ('Bev Partners'), and Jonas Partners, L.P., a Delaware limited partnership ('Jonas Partners').

 (9) Includes 1,100 shares of Class A Common Stock owned by a member of Mr. Ketcher's immediate family and his mother-in-law and an aggregate of 1,365,793 shares of Class A Common Stock he may be deemed to beneficially own as a general partner of EGS Associates, EGS Partners, Bev Partners and Jonas Partners.

(10) Includes 8,500 shares of Class A Common Stock owned by a member of Mr. Gerstl's immediate family and an aggregate of 1,365,793 shares of Class A Common Stock he may be deemed to beneficially own as a general partner of EGS Associates, EGS Partners, Bev Partners and Jonas Partners.

(11) Includes 3,000 shares of Class A Common Stock owned by a member of Mr. Greenberg's immediate family and an aggregate of 1,365,793 shares of Class A Common Stock he may be deemed to beneficially own as a general partner of EGS Associates, EGS Partners, Bev Partners and Jonas Partners.

(12) Constitutes the shares of Class A Common Stock Mr. McLaren may be deemed to beneficially own as a general partner of EGS Associates, EGS Partners, Bev Partners and Jonas Partners.

(13) Includes options to purchase 49,000 shares of Class A Common Stock which have vested or will vest within 60 days of December 31, 1996.

(14) Represents options to purchase 6,667 shares of Class A Common Stock which have vested or will vest within 60 days of December 31, 1996.

                            ------------------------
     The foregoing table does not include 5,997,622 shares of Triarc's non-voting Class B Common Stock owned by Victor Posner or entities related to Victor Posner as a result of a certain Settlement Agreement dated on January 9, 1995. The shares of Class B Common Stock can be converted without restriction into an equal number of shares of Class A Common Stock following a transfer to a non-affiliate of Victor Posner. Triarc has certain rights of first refusal if such shares are proposed to be sold to an unaffiliated party. If the 5,997,622 currently outstanding shares of the Class B Common Stock were converted into shares of Class A Common Stock, such shares would constitute approximately 20.1% of the then outstanding shares of Class A Common Stock as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RIGHTS OF THE GENERAL PARTNERS

     The Partnership and the Managing General Partner have extensive ongoing relationships with Triarc and its Affiliates. Affiliates of the Managing General Partner, including Triarc, perform certain administrative services for the Managing General Partner on behalf of the Partnership. Such Affiliates do not receive a fee for such services, but are reimbursed for all direct and indirect expenses incurred in connection therewith. See Item 10. 'Directors and Executive Officers of the Registrant -- Partnership Management.' In addition, the Managing General Partner owns all of the Subordinated Units, representing 40.4% of the outstanding Units. Triarc indirectly owns 100% of the General Partners. Through the Managing General Partner's ability to control the management of the Partnership and its right to vote the Subordinated Units (effectively giving the Managing General Partner the ability to veto certain actions of the Partnership), the Managing General Partner and its Affiliates have the ability to exercise substantial control over the Partnership.

TRANSACTIONS INVOLVING TRIARC AND ITS AFFILIATES

     In January 1996, the Partnership entered into a five-year lease, as lessee, with Graniteville, then a wholly owned subsidiary of Triarc, as lessor, with respect to certain storage facilities located in Graniteville, South Carolina. As consideration for the use of the leased premises, the Partnership is required to provide all of Graniteville's annual propane requirements (up to 700,000 gallons annually) at cost plus delivery expenses. Pursuant to the Graniteville Sale, such lease was assigned to Avondale and amended to provide that it may be terminated by either party thereto upon six months' notice.

     In September 1995 Triarc, through a wholly owned subsidiary, acquired all of the outstanding stock of two related propane distribution businesses. The aggregate purchase price was approximately $4.2 million (including the assumption of certain existing indebtedness). In September 1995 the stock of the subsidiary which acquired the two companies was contributed by Triarc to NPC Holdings, Inc. ('NPC Holdings') which, in turn, contributed such stock to the Managing General Partner. In consideration for such contribution, NPC Holdings received an additional 30 shares of the Managing General Partner's common stock, increasing its ownership of the Managing General Partner to 75.7% from 75.2%.

     In December 1995, National Propane borrowed $30 million under its then existing $150 million credit facility with the Bank of New York and dividended such amount to subsidiaries of Triarc ($22.7 million) and SEPSCO ($7.3 million) in proportion to their respective percentage ownership in National Propane. On February 22, 1996, the 11 7/8% senior subordinated debentures of SEPSCO were redeemed. The cash for such redemption came from the proceeds of the $30 million of borrowings (which, under the Former Credit Facility, were restricted to the redemption of the 11 7/8% Debentures), liquidation of marketable securities and existing cash balances. The indebtedness incurred in part to finance such redemption was assumed by the Operating Partnership and repaid in connection with the Transactions.

     In the fourth quarter of 1995, the Managing General Partner sold approximately $3.9 million face amount of its accounts receivable to Triarc for approximately $3.8 million. As collections on such accounts receivable are received by the Managing General Partner they are remitted to Triarc on a periodic basis. This arrangement terminated on July 2, 1996 with a final payment to Triarc of approximately $300,000.

     The Managing General Partner receives from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. Effective April 23, 1993 the Managing General Partner entered into a management services agreement with Triarc, which was amended as of July 2, 1996 (as so amended, the 'Management Services Agreement'), pursuant to which Triarc is entitled to certain management fees from the Managing General Partner for services which do not relate to the business or operations of the Partnership or its subsidiaries and to (i) reimbursement of expenses incurred by it from the Partnership or the Operating Partnership regarding administrative services performed with respect to the business or operations of the Partnership and its subsidiaries and (ii) such reasonable fees as may be agreed to by Triarc and the Partnership for the performance by Triarc of any other services provided by it that relate to the business of the Partnership and its subsidiaries. Prior to April 23, 1993, the costs of management services were allocated by Triarc to its subsidiaries under a former management services agreement (the 'Former Management Services Agreement') based first directly on the cost of the services provided and then, for those costs which could not be directly allocated, based upon the relative revenues and tangible assets as a percentage of Triarc's corresponding consolidated amounts. Additionally, in Transition 1993 the Managing General Partner was allocated certain costs representing uncollectible amounts owed to Triarc for similar management services by certain affiliates or former affiliates. For additional information regarding the Management Services Agreement and the Former Management Services Agreement, see note 21 to the accompanying consolidated financial statements.

     Chesapeake Insurance Company Limited ('Chesapeake Insurance'), an indirect subsidiary of Triarc, provided certain insurance coverage and reinsurance of certain risks to the Managing General Partner until October 1993 at which time Chesapeake Insurance ceased writing all insurance and reinsurance. The net premium expense incurred was approximately $4 million in Transition 1993. In addition, on April 1, 1995 the Managing General Partner issued a promissory note to Chesapeake Insurance for $900,000. $125,000 of the principal of such note was repaid on December 31, 1995 and the remaining $775,000 was repaid on June 7, 1996.

     Triarc's wholly owned leasing subsidiary, NPC Leasing Corp. ('NPC Leasing'), leases vehicles and other equipment to companies that are or were affiliates of the Managing General Partner under long-term lease obligations. The Managing General Partner distributed the shares of NPC Leasing to Triarc as a dividend on July 2, 1996. NPC Leasing had no billings with the Partnership since the closing of the IPO.

     The Managing General Partner holds an intercompany note of Triarc's in the aggregate principal amount of approximately $30.0 million as of December 31, 1996. Concurrent with the closing of the IPO, the Managing General Partner made a dividend of approximately $51.4 million aggregate principal amount of a then outstanding $81.4 million intercompany note to Triarc. For additional information regarding the intercompany note, see Note 14 to the consolidated financial statements of National included elsewhere herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. Financial Statements:

            See Index to Financial Statements (Item 8)

            2. Financial Statement Schedules:

            None -- all schedules have been omitted since they are either not applicable or the information is contained elsewhere in 'Item 8 -- Financial Statements and Supplementary Data.'

          3. Exhibits:

             Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Assistant Secretary of National Propane Corporation at Suite 1700, IES Tower, 200 1st St. SE, Cedar Rapids, Iowa 52401-1409.

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
  3.1(1)    -- Amended and Restated Agreement of Limited Partnership of National Propane Partners, L.P. dated as of
               July 2, 1996
  3.2(1)    -- Amended and Restated Agreement of Limited Partnership of National Propane, L.P. dated as of July  2,
               1996
  3.3(3)    -- Amendment No. 1 dated November 1, 1996 to the Amended and Restated Agreement of Limited  Partnership
               of National Propane, L.P. dated as of July 2, 1996
 10.1(3)    -- Purchase Agreement,  dated as  of November  7, 1996,  among National  Propane Corporation,  National
               Propane SGP, Inc., National Propane Partners, L.P., National Propane, L.P. and Merrill Lynch  &  Co.
 10.2(3)    -- Registration Agreement, dated as  of November 7, 1996, between  National Propane Partners,  L.P. and
               Merrill Lynch & Co.
 10.3(1)    -- Credit Agreement, dated as of June 26,  1996, among National Propane, L.P., The First National  Bank of Boston, as  administrative agent  and a  lender, Bank of  America NT  & SA,  as a  lender, and BA
               Securities, Inc., as syndication agent
 10.4(1)    -- Note Purchase Agreement, dated  as of June 26,  1996, among National Propane,  L.P.  and each of the
               Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54%
               First Mortgage Notes due June 30, 2010
 10.5(1)    -- Conveyance, Contribution and Assumption Agreement, dated as  of July 2, 1996, by and among  National
               Propane,  L.P., National  Propane Partners, L.P.,  National Propane Corporation and National Propane
               SGP, Inc.
 10.6(1)    -- Contribution and  Assumption Agreement, dated  as of July  2, 1996, by  and among National  Propane,
               L.P., National Propane Corporation, National Propane SGP, Inc. and National Sales  &  Service,  Inc.
 10.7(1)    -- Note,  in the  principal amount  of $40.7  million, issued  by Triarc  Companies, Inc.  to  National
               Propane, L.P.
 10.8(1)    -- National Propane 1996 Unit Option Plan
 10.9(1)    -- Amendment to Employment Agreement of Ronald D. Paliughi, dated as of June 10, 1996
 10.10(2)   -- Employment Agreement, dated as of April 24, 1993, between National Propane Corporation and Ronald D.
               Paliughi (including Amendment No. 1, dated  as of December 7, 1994 and  Amendment No. 2, dated as of
               March 27, 1995)
 10.11(2)   -- Severance Agreement, dated as of December 1,  1995, between National Propane Corporation  and Ronald
               R. Rominiecki
 10.12(2)   -- Severance Agreement, dated as of March 27, 1997, between National Propane Corporation and Laurie  B.
               Crawford
 10.13(4)   -- Employment Agreement, dated  November 20, 1996,  between National Propane  Corporation and  C. David
               Watson
 10.13(2)   -- Triarc's 1993 Equity Participation Plan
 10.14(2)   -- Form of Non-Incentive Stock Option Agreement under Triarc's 1993 Equity Participation Plan

 EXHIBIT
   NO.                                                    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
 10.15(6)   -- Consent, waiver and amendment dated November 5, 1996 with respect to (1) the Credit Agreement  dated as  of  June  26,  1996  among  National  Propane,  L.P.,  The  First  National  Bank  of Boston, as
               administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication  agent and (2)  the Note Purchase  Agreement, dated as  of June 26, 1996, among National
               Propane, L.P. and  each of  the Purchasers  listed in  Schedule A  thereto relating to $125  million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010.
 10.16(6)   -- Second consent, waiver and amendment dated January 14, 1997 with respect to (1) the Credit Agreement dated  as of  June 26,  1996 among  National Propane,  L.P., The  First National Bank of  Boston, as
               administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication  agent and (2)  the Note Purchase  Agreement, dated as of June 26,  1996, among National
               Propane, L.P. and  each of  the Purchasers  listed in  Schedule A  thereto relating  to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010.
 10.17(6)   -- First Amendment dated as of March 27, 1997 to  the Credit Agreement dated as of  June 26, 1996 among
               National Propane, L.P., The First National Bank of  Boston, as  administrative  agent and a  lender,
               Bank of America NT & SA, as a lender, and BA Securities, Inc. as syndication agent.
*21.1       -- List of Subsidiaries
*24.1       -- Powers of Attorney (included on signature page)
*27.1       -- Financial Data  Schedule for  the year  ended December  31, 1996,  submitted to  the Securities  and
               Exchange Commission in electronic format.
 99.1(3)    -- National  Propane  Partners,  L.P.  Press Release,  dated  October  22,  1996,  regarding  quarterly distribution.
 99.2(3)    -- National Propane  Partners, L.P. Press  Release, dated November  7, 1996 regarding  sale of  400,000 common units.
 99.3(5)    -- National  Propane  Partners,  L.P.  Press Release,  dated  January  27,  1997,  regarding  quarterly distribution

------------

* Filed herewith

(1) Filed with the Partnership's Current Report on Form 8-K dated August 16, 1996 and incorporated herein by reference.

(2) Filed with the Partnership's Registration Statement of Form S-1 filed March 26, 1996 (Registration No. 333-2768) and incorporated herein by reference.

(3) Filed with the Partnership's Current Report on Form 8-K dated November 14, 1996 and incorporated herein by reference.

(4) Filed with the Partnership's Registration Statement on Form S-1 filed January 10, 1997 (Registration No. 333-19599) and incorporated herein by reference.

(5) Filed with the Partnership's Current Report on Form 8-K dated January 29, 1997 and incorporated herein by reference.

(6) Filed with the Partnership's Current Report on Form 8-K dated March 31, 1997 and incorporated herein by reference.

     (B) 1. Reports on Form 8-K:

          During the period from October 1, 1996 to December 31, 1996, the Registrant filed the following report on Form 8-K:

          The Registrant filed a report on Form 8-K on November 14, 1996, with respect to the Registrant's sale of 400,000 common units.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          By: National Propane Corporation
                                            as Managing General Partner

                                                By: /s/ RONALD D. PALIUGHI
                                                   .............................
                                                  PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 28, 1997:

                SIGNATURE                                                  TITLES
------------------------------------------  ---------------------------------------------------------------------
          /s/ RONALD D. PALIUGHI            President, Chief Executive Officer
 .........................................
           (RONALD D. PALIUGHI)

         /s/ RONALD R. ROMINIECKI           Senior Vice President and Chief Financial Officer (Principal
 .........................................    Financial Officer)
          (RONALD R. ROMINIECKI)

          /s/ R. BROOKS SHERMAN             Controller and Chief Accounting Officer (Principal Accounting
 .........................................    Officer)
           (R. BROOKS SHERMAN)

             /s/ NELSON PELTZ               Director
 .........................................
              (NELSON PELTZ)

             /s/ PETER W. MAY               Director
 .........................................
              (PETER W. MAY)

        /s/ FREDERICK W. MCCARTHY           Director
 .........................................
         (FREDERICK W. MCCARTHY)

        /s/ WILLIS G. RYCKMAN III           Director
 .........................................
         (WILLIS G. RYCKMAN III)