Form 10-Q
period 1997-03-31
NATIONAL PROPANE PARTNERS LP
filed 1997-05-15
CIK 1011292

                                                                  CONFORMED COPY

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                         TO
                                                   .

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X__ No _______

     There   were  6,701,550  Common  Units  and  4,533,638  Subordinated  Units
outstanding as of April 30, 1997.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information
     Item 1 -- Financial Statements -- National Propane Partners, L.P. (Successor to National Propane
      Corporation and Subsidiaries):
          Condensed Consolidated Balance Sheets -- December 31, 1996 and March 31, 1997....................     3
          Condensed Consolidated Statements of Operations -- Three months ended March 31, 1996 and 1997....     4
          Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1996 and 1997....     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10

Part II -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    13
     Signatures............................................................................................    14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    MARCH 31,
                                                                                            1996(A)         1997
                                                                                          ------------    ---------
                                                                                               (IN THOUSANDS)
                                                                                                 (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents.........................................................     $ 11,187      $   6,954
     Receivables, net..................................................................       24,217         20,717
     Finished goods inventories........................................................       14,130         10,833
     Interest receivable from Triarc Companies, Inc....................................       --              1,340
     Prepaid expenses and other current assets.........................................        2,268          2,003
                                                                                          ------------    ---------
          Total current assets.........................................................       51,802         41,847
Due from Triarc Companies, Inc.........................................................       40,700         40,700
Properties, net........................................................................       80,634         79,686
Unamortized costs in excess of net assets of acquired companies........................       14,601         14,667
Deferred costs and other assets........................................................        8,671          8,575
                                                                                          ------------    ---------
                                                                                            $196,408      $ 185,475
                                                                                          ------------    ---------
                                                                                          ------------    ---------

                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt.................................................     $  6,312      $     378
     Accounts payable..................................................................       15,859          5,934
     Accrued expenses..................................................................       10,103         11,387
                                                                                          ------------    ---------
          Total current liabilities....................................................       32,274         17,699
Long-term debt.........................................................................      128,044        130,661
Customer deposits......................................................................        2,027          2,017
Partners' capital:
     Common partners' capital..........................................................       22,165         22,757
     General partners' capital, including subordinated units...........................       11,898         12,341
                                                                                          ------------    ---------
          Total partners' capital......................................................       34,063         35,098
                                                                                          ------------    ---------
                                                                                            $196,408      $ 185,475
                                                                                          ------------    ---------
                                                                                          ------------    ---------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1996.

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                              1996         1997
                                                                                            ---------    ---------
                                                                                            (IN THOUSANDS, EXCEPT
                                                                                                UNIT AMOUNTS)
                                                                                                 (UNAUDITED)

Revenues.................................................................................    $59,981      $59,184
                                                                                            ---------    ---------
Cost of sales:
     Cost of product - propane and appliances............................................     29,437       32,870
     Other operating expenses applicable to revenues.....................................     11,717       11,464
                                                                                            ---------    ---------
                                                                                              41,154       44,334
                                                                                            ---------    ---------
          Gross profit...................................................................     18,827       14,850
Selling, general and administrative expenses.............................................      5,853        6,379
Management fees..........................................................................        750        --
                                                                                            ---------    ---------
          Operating income...............................................................     12,224        8,471
Interest expense.........................................................................     (3,138)      (2,951)
Interest income from Triarc Companies, Inc...............................................      --           1,340
Other income, net........................................................................        278          318
                                                                                            ---------    ---------
          Income before income taxes.....................................................      9,364        7,178
Provision for income taxes...............................................................      3,847        --
                                                                                            ---------    ---------
          Net income.....................................................................    $ 5,517      $ 7,178
                                                                                            ---------    ---------
                                                                                            ---------    ---------
General partners' interest in net income.................................................                 $   287
                                                                                                         ---------
                                                                                                         ---------
Unitholders' interest (common and subordinated) in net income............................                 $ 6,891
                                                                                                         ---------
                                                                                                         ---------
Net income per unit......................................................................                 $  0.61
                                                                                                         ---------
                                                                                                         ---------
Weighted average number of units outstanding.............................................                  11,235
                                                                                                         ---------
                                                                                                         ---------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                            ----------------------------------------
                                                                                                   1996                  1997
                                                                                            ------------------    ------------------
                                                                                                         (IN THOUSANDS)
                                                                                                          (UNAUDITED)

Cash flows from operating activities:
     Net income..........................................................................         $5,517                $7,178
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of properties....................................          2,417                 2,564
          Amortization of costs in excess of net assets of acquired
            companies....................................................................            159                   184
          Amortization of deferred financing costs.......................................            289                   118
          Other amortization.............................................................             25                   152
          Provision for doubtful accounts................................................            346                   350
          Deferred income tax benefit....................................................           (146)                  --
          Gain on sale of assets, net....................................................            (27)                  (27)
          Other, net.....................................................................           (434)                    5
          Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable................................         (6,152)                3,231
               Decrease in inventories...................................................          1,756                 3,311
               Decrease in prepaid expenses and other current assets.....................            135                   298
               Decrease in accounts payable and accrued expenses.........................           (269)               (8,642)
               Decrease (increase) in due from parent....................................          3,974                (1,368)
                                                                                                 -------               -------
          Net cash provided by operating activities......................................          7,590                 7,354
                                                                                                 -------               -------
Cash flows from investing activities:
     Capital expenditures................................................................         (1,216)               (1,398)
     Business acquisitions...............................................................            --                   (515)
     Proceeds from sale of properties....................................................             70                   126
                                                                                                 -------               -------
          Net cash provided by (used in) investing activities............................         (1,146)               (1,787)
                                                                                                 -------               -------
Cash flows from financing activities:
     Proceeds from long-term debt........................................................            --                  2,621
     Repayments of long-term debt........................................................         (1,186)               (6,278)
     Distributions.......................................................................            --                 (6,143)
     Deferred financing costs............................................................             (2)                  --
                                                                                                 -------               -------
          Net cash used in financing activities..........................................         (1,188)               (9,800)
                                                                                                 -------               -------
Net increase (decrease) in cash..........................................................          5,256                (4,233)
Cash and cash equivalents at beginning of period.........................................          2,825                11,187
                                                                                                 -------               -------
Cash and cash equivalents at end of period...............................................         $8,081                $6,954
                                                                                                 -------               -------
                                                                                                 -------               -------

     See accompanying notes to condensed consolidated financial statements

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P. (the 'Operating Partnership') were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (principally all assets and liabilities other than amounts due from a parent, deferred financing costs and income tax liabilities) of National Propane Corporation and subsidiaries ('National Propane', and referred to subsequent to the initial public offering (described below) as the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'). In addition, National Sales & Service, Inc. ('NSSI'), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of National Propane. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the 'Partnership Entities'. The Partnership Entities consummated in July, 1996, an initial public offering (the 'Offering'), of 6,301,550 common units representing limited partner interests in the Partnership (the 'Common Units') for an offering price of $21.00 per Common Unit aggregating $132,333,000 before $14,951,000 of underwriting discounts and commissions and other expenses related to the Offering. On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the 'Equity Private Placement') at a price of $21.00 per Common Unit aggregating $8,400,000 before $1,033,000 of fees and expenses. On July 2, 1996 the Managing General Partner issued in a private placement $125,000,000 of 8.54% First Mortgage Notes due June 30, 2010 (the 'First Mortgage Notes'). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance on July 2, 1996 (the 'Partnership Conveyance') by the Managing General Partner and National Propane SGP Inc., a subsidiary of the Managing General Partner (the 'Special General Partner' and, together with the Managing General Partner, referred to as the 'General Partners'), of substantially all of their assets and liabilities (excluding an existing $81,392,000 intercompany note from Triarc, $59,300,000 of the net proceeds from the issuance of the First Mortgage Notes which was used to pay a dividend to Triarc and certain net liabilities of the General Partners).

     The General Partners own general partner interests representing an aggregate 4% unsubordinated general partner interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated general partner interest in the Partnership Entities.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements presented herein reflect the effects of the Partnership Conveyance, in which the Partnership Entities became the successor to the businesses of National Propane. As such, the condensed consolidated financial statements represent National Propane prior to the Partnership Conveyance and the Partnership Entities subsequent to the Partnership Conveyance. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance, and (ii) the Partnership Entities subsequent to the Partnership Conveyance, is referred to herein as 'National'. Those assets and liabilities not conveyed to the Partnership were retained by the Managing General Partner. All significant intercompany balances and transactions have been eliminated in consolidation.

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The accompanying unaudited condensed consolidated financial statements of National have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of National, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly National's financial position as of December 31, 1996 and March 31, 1997 and its results of operations and cash flows for the three-month periods ended March 31, 1996 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the 'Form 10-K').

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                      DECEMBER 31,    MARCH 31,
                                                                          1996          1997
                                                                      ------------    ---------
                                                                           (IN THOUSANDS)

Properties, at cost................................................     $170,724      $ 161,094
Less accumulated depreciation......................................       90,090         81,408
                                                                      ------------    ---------
                                                                        $ 80,634      $  79,686
                                                                      ------------    ---------
                                                                      ------------    ---------

NOTE 4 -- INCOME TAXES

     National's provision for income taxes for the three-month period ended March 31, 1996 relates to National Propane. For the three-month period ended
March 31, 1997, which is subsequent to the Partnership Conveyance, no income taxes have been provided since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not the Partnership's. NSSI, which is subject to federal and state income taxes, did not have pre-tax income.

NOTE 5 -- ACQUISITIONS

     During the first quarter of 1997 National acquired the assets of a propane distributor for aggregate cash consideration of approximately $515,000 and an obligation of $340,000 subject to downward adjustment.

     In April, 1997, National acquired the assets of two propane distributors for aggregate cash consideration of $3,909,000 and other consideration of $300,000.

NOTE 6 -- CONTINGENCIES

     National continues to have an environmental contingency of the same nature and general magnitude as described in Note 19 to the consolidated financial statements in the Form 10-K which may have a material adverse effect on the Partnership's financial position, results of operations and its ability to make distributions to the holders of its Common Units, the 4% unsubordinated General Partner interest and the Subordinated Units. National does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business, will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- UNAUDITED PRO FORMA SUMMARIZED OPERATING RESULTS

     The following unaudited supplemental pro forma information of National for the three months ended March 31, 1996 has been adjusted as if the Partnership had been formed and the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions had been completed as of January 1, 1996 to give effect to (i) the elimination of management fees paid to Triarc, (ii) the addition of the estimated stand-alone general and administrative costs associated with National's operations as a partnership, (iii) a net decrease in interest expense to reflect the interest expense associated with the First Mortgage Notes and to eliminate interest expense on the $128,469,000 of refinanced debt, (iv) interest income on the $40,700,000 loan to Triarc made concurrent with the Offering and (v) the elimination of the provision for income taxes, as income taxes are now being borne by the partners and not the Partnership or the Operating Partnership, except for corporate income taxes relative to NSSI. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations of National that would have resulted had the Partnership been formed and had the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions been completed as of January 1, 1996 or of the future results of operations of National.

                                                                     THREE MONTHS ENDED
                                                                       MARCH 31, 1996
                                                           --------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER UNIT AMOUNT)

Revenues................................................                  $ 59,981
Operating income........................................                    12,599
Income before income taxes..............................                    11,313
Net income..............................................                    11,263
General partners' unsubordinated interest in net
  income................................................                       451
Unitholders' interest (common and subordinated) in net
  income................................................                    10,812
Unitholders' net income per unit........................                       .96

NOTE 8 -- QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     On February 14, 1997 National paid a quarterly distribution for the quarter ended December 31, 1996 to Unitholders of record on February 5, 1997 and on April 28, 1997 National declared a quarterly distribution for the quarter ended March 31, 1997 to Unitholders of record on May 8, 1997 payable May 15, 1997 each consisting of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated General Partner interest, or an aggregate of $6,143,000 each including $2,625,000 to the General Partner related to the Subordinated Units and the unsubordinated General Partner interest.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     National continues to have related party transactions of the same nature and general magnitude as those described in Note 21 to the consolidated financial statements contained in the Form 10-K.

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 10 -- STATEMENT OF PARTNERS' CAPITAL

                                                                                     GENERAL      COMMON        TOTAL
                                                                                    PARTNERS'    PARTNERS'    PARTNERS'
                                                                                     CAPITAL      CAPITAL      CAPITAL
                                                                                    ---------    ---------    ---------
                                                                                              (IN THOUSANDS)

Balance at December 31, 1996.....................................................    $ 11,898     $ 22,165     $ 34,063
Net Income.......................................................................       3,068        4,110        7,178
Cash distributions paid..........................................................      (2,625)      (3,518)      (6,143)
                                                                                    ---------    ---------    ---------
Balance at March 31, 1997........................................................    $ 12,341     $ 22,757     $ 35,098
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption may constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Part II. Other Information.'

INTRODUCTION

     National is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National believes it is the sixth largest retail marketer of propane in terms of retail volume in the United States, supplying approximately 250,000 retail and wholesale customers in 25 states through its 168 service centers.

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

     Gross profit margins are not only affected by weather patterns but also by changes in customer mix. In addition, gross profit margins vary by geographical region. Accordingly, profit margins could vary significantly from year to year in periods with identical sales volumes.

     National reports on a calendar year basis; accordingly its results are affected by two different winter heating seasons: the end of the first year's heating season, National's first fiscal quarter, and the beginning of the second heating season, National's fourth fiscal quarter.

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National does not believe it is overly dependent on any one supplier. National buys propane on both one year contracts and the spot market and does not enter into any fixed price take-or-pay contracts. Furthermore, National purchases propane from a wide variety of sources. In 1996 and in the first quarter of 1997, no provider supplied over 20% of National's propane needs.

     Based on demand and weather conditions the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than National's ability to raise customer prices, margins will be negatively affected.

     The propane industry is very competitive. National competes against other major propane companies as well as local distributors in most of its markets, with the most competition in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

     The following discussion compares the results of operations of the Partnership for the three months ended March 31, 1997 with the results of National Propane for the three months ended March 31, 1996.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

     Revenues decreased $0.8 million, or 1.3%, to $59.2 million in the three months ended March 31, 1997 as compared to $60.0 million for the three months ended March 31, 1996 with propane revenues decreasing $0.2 million, or 0.3% to $57.0 million for the three months ended March 31, 1997 compared with $57.2 million in 1996 and revenues from appliance and other product lines decreasing $0.6 million. The $0.2 million decrease in propane revenue is due to volume decreases ($7.0 million) as a result of warmer weather and customer energy conservation resulting from the record high propane costs this heating season offset by increased selling prices due to increased product costs ($6.8 million). Propane retail gallons sold decreased 7.2 million, or 12.3%, to 51.2 million gallons in 1997, compared to 58.4 million gallons in 1996. This decrease in gallons sold is primarily attributable to a decrease in gallons sold to residential customers due to the fact that the three months ended March 31, 1997 were 6.8% warmer than the same period in 1996 according to Degree Day data published by the National Climatic Data Center as applied to the geographic regions of National's operations and customer energy conservation as previously discussed.

     Gross profit (revenues less cost of sales) decreased $4.0 million, or 21.1% to $14.8 million in the three month period ended March 31, 1997 versus the same period in 1996, of which $3.8 million is attributable to propane and $0.2 million to appliance and other product lines. Lower propane sales volume caused $3.5 million of the $3.8 million propane gross profit decrease. The average dollar margin (sales price less the cost of propane) declined $0.006, or 1.2%, per gallon sold in the 1997 first quarter versus the 1996 first quarter. The $0.006 lower average dollar margin was due to (i) a shift in customer mix toward lower-priced non-residential customers and (ii) a 28% increase in propane costs which was not fully passed on to certain customers in the form of higher selling prices in order to achieve maximum customer retention, during this period of high propane costs. The decrease in gross profit as a percentage of sales, from 31.4% to 25.1%, is primarily the result of the gross profit per gallon remaining relatively unchanged from period to period while the average sales price per gallon increased 13.7% due to higher product costs.

     Selling, general and administrative expenses increased $0.5 million or 9.0% to $6.4 million for the three months ended March 31, 1997 as compared to $5.9 million for the three months ended March 31, 1996 due to increases in stand-alone costs associated with the Partnership partially offset by reduced payroll and insurance costs.

     Management fees formerly paid to Triarc have been eliminated effective with the beginning of the operations of the Partnership.

     Interest expense decreased $0.2 million, or 6.0% in the first quarter of 1997 compared to 1996. This decrease was due to lower average interest rates due to the refinanced debt and lower amortization of deferred financing costs partially offset by higher average borrowings.

     Interest income from Triarc in the three months ended March 31, 1997 is due to interest on the July 2, 1996 $40.7 million loan to Triarc.

     Other income, net remained constant in 1997 and 1996.

     The provision for income taxes in 1996 is related to National's operations prior to the Partnership Conveyance. The Partnership and the Operating Partnership are not tax paying entities except for NSSI which did not have any pre-tax income in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     National's cash balances decreased $4.2 million during the three month period ended March 31, 1997. This decrease reflected cash provided by operating activities of $8.7 million offset by cash used in investing activities of $3.2 million and cash used in financing activities of $9.8 million.

     Cash flows from operating activities of $7.4 million in the 1997 period consisted of net income of $7.2 million increased by non cash charges of $3.3 million, principally depreciation and amortization, and offset by a $3.2 million increase in working capital. The change in working capital is primarily made up of seasonal decreases in receivables ($3.2 million) and inventories ($3.3 million) more than offset by decreases in accounts payable and accrued expenses ($8.6 million) and an increase in due from parent ($1.4 million). The decrease in accounts payable and accrued expenses is comprised of a decrease of approximately $10.0 million in accounts payable offset by an increase in accrued expenses of approximately $1.4 million. The decrease in accounts payable is also due primarily to the seasonal nature of the propane industry as well as a 22% decrease in the cost of propane purchased in March 1997 versus propane purchased in December 1996. The $1.4 million increase in accrued expenses is due to the timing of the interest payments on the First Mortgage Notes ($2.7 million) offset primarily by a decrease in property and sales taxes ($0.6 million), a decrease in accrued financing costs ($0.6 million) and a decrease in other accrued expenses ($0.1 million).

     Cash used in investing activities during the three month period ended March 31, 1997 included capital expenditures of $1.4 million and acquisitions of $0.5 million. Of the capital expenditure amount for 1997, $0.5 million was for recurring maintenance and $0.9 million was to support growth of operations. National has budgeted maintenance capital expenditures and growth capital expenditures for the remainder of 1997 of approximately $3.0 million and $1.6 million, respectively, subject to the availability of cash and other financing sources. National has outstanding commitments amounting to $0.9 million for such capital expenditures as of March 31, 1997, which consists of $0.5 million for growth capital expenditures and $0.4 million for maintenance capital expenditures. During the first quarter of 1997 National acquired the assets of a propane distributor for approximately $0.9 million for cash consideration of $0.5 million and an obligation of $0.3 million subject to downward adjustment. In April 1997, National acquired the assets of two additional propane distributors for cash of $3.9 million and other consideration of $0.3 million.

     Cash used in financing activities during the three month period ended March 31, 1997 reflects net repayments of $6.0 million on National's working capital line-of-credit, borrowings of $2.6 million on the acquisition facility (see below) other debt repayments of $0.3 million and the February 14, 1997 distributions to unitholders of $6.1 million.

     National has a $55 million bank credit facility (the 'Bank Credit Facility') which includes a $15 million working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes and a $40 million acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. At March 31, 1997 there were no outstanding borrowings under the Working Capital Facility and $4.5 million borrowed under the Acquisition Facility. The Acquisition Facility and the First Mortgage Notes do not require any principal payments in 1997.

     Based on National's current cash on hand, available borrowings under the Bank Credit Facility and cash flows from operations, National expects to be able to meet all of its cash requirements, principally the aforementioned capital expenditures and business acquisitions, for the remainder of 1997.

     To the extent National has net positive cash flows, it will make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the 4% unsubordinated General Partner interest and the Subordinated Units within 45 days after the end of each fiscal quarter. On April 28, 1997, National announced it would pay on May 15, 1997 a quarterly distribution of $0.525 per Common and Subordinated Unit to unitholders of record on May 8, 1997 with a proportionate amount for the 4% unsubordinated general partner interest, or an aggregate of $6.1 million, including $2.6 million payable to the General Partners related to the Subordinated Units and the unsubordinated General Partner interest.

CONTINGENCIES

     National continues to have an environmental contingency of the same nature and general magnitude as described in Note 19 to the consolidated financial statements in the form 10-K which may have a material adverse effect on the Partnership's financial position, results of operations and its ability to make distributions to the holders of its Common Units, the 4% unsubordinated General Partner interest and the Subordinated Units. National does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business, will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

                           PART II. OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical facts constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership and its related entities to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. These forward looking statements are identified by their use of forms of such terms and phrases as 'intends', 'goals', 'estimates', 'projects', 'plans', 'anticipates', 'should', 'future', 'believes', and 'scheduled'. The factors which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; availability and locations and terms of opportunities for business growth and development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and cost of raw materials and supplies; changes in, or failure to comply with, government regulations; regional weather conditions; and other risks and uncertainties detailed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and in the Partnership's other current and periodic filings with the Securities and Exchange Commission. National will not undertake and specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 10.1  Second  Amendment dated  as of  April 22,  1997 to the  Credit Agreement  dated as  of June  26, 1996 among
         National Propane Partners, L.P., the First National Bank of Boston, as administrative agent and a lender,
         Bank of America NT & SA, as a lender and BA Securities, Inc., as Syndication Agent incorporated herein by reference to Exhibit 10.1 to the Partnership's report on Form 8-K Dated May 15, 1997.

  27.  Financial Data Schedule for the three  month period ended March 31,  1997, submitted to the Securities  and
         Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

     The Partnership filed a Form 8-K on May 15, 1997 pursuant to which the Partnership filed an exhibit required to be filed in connection with its quarterly report on Form 10-Q for the quarter ended March 31, 1997.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                   SIGNATURES

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

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          BY: NATIONAL PROPANE CORPORATION
                                               as Managing General Partner

                                          By       /s/ RONALD R. ROMINIECKI
                                             ...................................
                                                    RONALD R. ROMINIECKI
                                                 SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

                                          By        /s/ R. BROOKS SHERMAN
                                             ...................................
                                                     R. BROOKS SHERMAN
                                                       CONTROLLER AND
                                                  CHIEF ACCOUNTING OFFICER
                                               (PRINCIPAL ACCOUNTING OFFICER)

Date: May 15, 1997