Form 10-Q
period 1997-06-30
NATIONAL PROPANE PARTNERS LP
filed 1997-08-14
CIK 1011292

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X__ No _______

     There were 6,701,550 Common Units and 4,533,638 Subordinated Units outstanding as of July 31, 1997.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----
Part I -- Financial Information
     Item 1 -- Financial Statements -- National Propane Partners, L.P. (Successor to National Propane
      Corporation and Subsidiaries):
          Condensed Consolidated Balance Sheets -- December 31, 1996 and June 30, 1997.....................     3
          Condensed Consolidated Statements of Operations -- Three months ended June 30, 1996 and 1997 and
             six months ended June 30, 1996 and 1997.......................................................     4
          Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1996 and 1997.......     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10

Part II -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    14
     Signatures............................................................................................    15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    JUNE 30,
                                                                                            1996(A)         1997
                                                                                          ------------    ---------
                                                                                               (IN THOUSANDS)
                                                                                                 (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents.........................................................     $ 11,187      $   5,730
     Receivables, net..................................................................       24,217         10,332
     Finished goods inventories........................................................       14,130         12,607
     Prepaid expenses and other current assets.........................................        2,268          1,635
                                                                                          ------------    ---------
          Total current assets.........................................................       51,802         30,304
Due from Triarc Companies, Inc.........................................................       40,700         40,700
Properties, net........................................................................       80,634         80,362
Unamortized costs in excess of net assets of acquired companies........................       14,601         16,572
Deferred costs and other assets........................................................        8,671          8,760
                                                                                          ------------    ---------
                                                                                            $196,408      $ 176,698
                                                                                          ------------    ---------
                                                                                          ------------    ---------

                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt.................................................     $  6,312      $     755
     Accounts payable..................................................................       15,859          4,221
     Accrued expenses..................................................................       10,103          7,291
                                                                                          ------------    ---------
          Total current liabilities....................................................       32,274         12,267
Long-term debt.........................................................................      128,044        135,160
Customer deposits......................................................................        2,027          1,956
Partners' capital:
     Common partners' capital..........................................................       22,165         18,300
     General partners' capital, including subordinated units...........................       11,898          9,015
                                                                                          ------------    ---------
          Total partners' capital......................................................       34,063         27,315
                                                                                          ------------    ---------
                                                                                            $196,408      $ 176,698
                                                                                          ------------    ---------
                                                                                          ------------    ---------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1996.

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                         ------------------    ------------------
                                                                          1996       1997       1996       1997
                                                                         -------    -------    -------    -------
                                                                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                                                       (UNAUDITED)
Revenues..............................................................   $28,317    $29,503    $88,298    $88,687
                                                                         -------    -------    -------    -------
Cost of sales:
     Cost of product -- propane and appliances........................    12,377     13,359     41,814     46,229
     Other operating expenses applicable to revenues..................    11,332     11,115     23,049     22,579
                                                                         -------    -------    -------    -------
                                                                          23,709     24,474     64,863     68,808
                                                                         -------    -------    -------    -------
          Gross profit................................................     4,608      5,029     23,435     19,879
Selling, general and administrative expenses..........................     5,803      5,218     11,656     11,597
Management fees.......................................................       750      --         1,500      --
                                                                         -------    -------    -------    -------
          Operating income (loss).....................................    (1,945)      (189)    10,279      8,282
Interest expense......................................................    (3,104)    (3,121)    (6,242)    (6,072)
Interest income from Triarc Companies, Inc............................     --         1,370      --         2,710
Other income, net.....................................................       233        417        510        735
                                                                         -------    -------    -------    -------
          Income (loss) before income taxes...........................    (4,816)    (1,523)     4,547      5,655
Benefit from (provision for) income taxes.............................     1,927       (117)    (1,922)      (117)
                                                                         -------    -------    -------    -------
          Net income (loss)...........................................   $(2,889)   $(1,640)   $ 2,625    $ 5,538
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
General partners' interest in net income (loss).......................              $   (65)              $   222
                                                                                    -------               -------
                                                                                    -------               -------
Unitholders' interest (common and subordinated) in net income
  (loss)..............................................................              $(1,575)              $ 5,316
                                                                                    -------               -------
                                                                                    -------               -------
Net income (loss) per unit............................................              $ (0.14)              $  0.47
                                                                                    -------               -------
                                                                                    -------               -------
Weighted average number of units outstanding..........................               11,235                11,235
                                                                                    -------               -------
                                                                                    -------               -------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1996        1997
                                                                                              --------    --------
                                                                                                 (IN THOUSANDS)
                                                                                                  (UNAUDITED)
Cash flows from operating activities:
     Net income............................................................................   $  2,625    $  5,538
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of properties......................................      5,015       5,190
          Amortization of costs in excess of net assets of acquired companies..............        359         395
          Amortization of deferred financing costs.........................................        597         363
          Other amortization...............................................................        110         324
          Provision for doubtful accounts..................................................        734         650
          Deferred income tax benefit......................................................       (800)      --
          Gain on sale of assets, net......................................................        (52)       (181)
          Other, net.......................................................................        (87)         33
          Changes in operating assets and liabilities:
               Decrease in accounts receivable.............................................      2,354      13,479
               Decrease in due from Triarc Companies, Inc..................................      2,877       --
               Decrease in inventories.....................................................      1,102       1,609
               Decrease in prepaid expenses and other current assets.......................        538         633
               Decrease in accounts payable and accrued expenses...........................     (4,112)    (14,449)
                                                                                              --------    --------
          Net cash provided by operating activities........................................     11,260      13,584
                                                                                              --------    --------
Cash flows from investing activities:
     Business acquisitions.................................................................        (37)     (5,159)
     Capital expenditures..................................................................     (2,691)     (2,897)
     Proceeds from sale of properties......................................................        227         469
                                                                                              --------    --------
          Net cash used in investing activities............................................     (2,501)     (7,587)
                                                                                              --------    --------
Cash flows from financing activities:
     Proceeds from long-term debt..........................................................      3,000       7,138
     Repayments of long-term debt..........................................................     (8,822)     (6,306)
     Distributions.........................................................................      --        (12,286)
     Deferred financing costs..............................................................     (1,201)      --
                                                                                              --------    --------
          Net cash used in financing activities............................................     (7,023)    (11,454)
                                                                                              --------    --------
Net increase (decrease) in cash............................................................      1,736      (5,457)
Cash and cash equivalents at beginning of period...........................................      2,825      11,187
                                                                                              --------    --------
Cash and cash equivalents at end of period.................................................   $  4,561    $  5,730
                                                                                              --------    --------
                                                                                              --------    --------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P. (the 'Operating Partnership') were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (see 'Partnership Conveyance' below) of National Propane Corporation and subsidiaries ('National Propane', and referred to subsequent to the initial public offering (described below) as the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'). In addition, National Sales & Service, Inc. ('NSSI'), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of National Propane. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the 'Partnership Entities'. In July, 1996, the Partnership Entities consummated an initial public offering (the 'Offering'), of 6,301,550 common units representing limited partner interests in the Partnership (the 'Common Units') for an offering price of $21.00 per Common Unit aggregating $132,333,000 before $14,951,000 of underwriting discounts and commissions and other expenses related to the Offering. On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the 'Equity Private Placement') at a price of $21.00 per Common Unit aggregating $8,400,000 before $1,033,000 of fees and expenses. On July 2, 1996 the Managing General Partner issued in a private placement $125,000,000 of 8.54% First Mortgage Notes due June 30, 2010 (the 'First Mortgage Notes'). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance on July 2, 1996 (the 'Partnership Conveyance') by the Managing General Partner and National Propane SGP, Inc., a subsidiary of the Managing General Partner (the 'Special General Partner' and, together with the Managing General Partner, referred to as the 'General Partners'), of substantially all of their assets and liabilities (excluding an existing $81,392,000 intercompany note from Triarc, $59,300,000 of the net proceeds from the issuance of the First Mortgage Notes which was used to pay a dividend to Triarc and certain net liabilities of the General Partners).

     The General Partners own general partner interests representing an aggregate 4% unsubordinated General Partner interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated General Partner interest in the Partnership Entities.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements presented herein reflect the effects of the Partnership Conveyance, in which the Partnership Entities became the successor to the businesses of National Propane. As such, the condensed consolidated financial statements represent National Propane prior to the Partnership Conveyance and the Partnership Entities subsequent to the Partnership Conveyance. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance, and (ii) the Partnership Entities subsequent to the Partnership Conveyance, is referred to herein as 'National'. Those assets and liabilities not conveyed to the Partnership were retained by the Managing General Partner. All significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements of National have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of National, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly National's financial position as of December 31, 1996 and June 30, 1997, its results of operations for the three-month and six-month periods ended June 30, 1996 and 1997 and its cash flows for the six-month periods ended June 30, 1996 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the 'Form 10-K').

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                      DECEMBER 31,    JUNE 30,
                                                                          1996          1997
                                                                      ------------    ---------
                                                                           (IN THOUSANDS)

Properties, at cost................................................     $170,724      $ 164,052
Less accumulated depreciation......................................       90,090         83,690
                                                                      ------------    ---------
                                                                        $ 80,634      $  80,362
                                                                      ------------    ---------
                                                                      ------------    ---------

NOTE 4 -- INCOME TAXES

     National's provision for income taxes for the three-month and six-month periods ended June 30, 1996 relates to National Propane. For the three-month and six-month periods ended June 30, 1997, which are subsequent to the Partnership Conveyance, income taxes have been provided only on the pre-tax income of NSSI, which is subject to federal and state income taxes. Since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not the Partnership's, no income taxes have been provided thereon.

NOTE 5 -- ACQUISITIONS

     During the first half of 1997 National acquired the assets of four propane distributors for aggregate cash consideration of $5,150,000, the execution of a note payable of $407,000 subject to downward adjustment and other consideration of $325,000. On August 1, 1997 the Partnership acquired the assets of another propane distributor for cash consideration of $2,400,000.

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

NOTE 7 -- UNAUDITED PRO FORMA SUMMARIZED OPERATING RESULTS

     The following unaudited pro forma summarized operating results of National for the three and six month periods ended June 30, 1996 has been adjusted as if the Partnership had been formed and the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions had been completed as of January 1, 1996 to give effect to (i) the elimination of management fees paid to Triarc, (ii) the addition of the estimated stand-alone general and administrative costs associated with National's operations as a partnership,
(iii) a net decrease in interest expense to reflect the interest expense associated with the First Mortgage Notes and to eliminate interest expense on $128,469,000 of refinanced debt, (iv) interest income on a $40,700,000 loan to Triarc made concurrently with the Offering and (v) the elimination of the provision for income taxes, as income taxes are now being borne by the partners and not the Partnership or the Operating Partnership, except for corporate income taxes relative to NSSI. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations of National that would have resulted had the Partnership been formed and had the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions been completed as of January 1, 1996 or of the future results of operations of National.

                                                       SIX MONTHS ENDED    THREE MONTHS ENDED
                                                        JUNE 30, 1996        JUNE 30, 1996
                                                       ----------------    ------------------
                                                       (IN THOUSANDS, EXCEPT PER UNIT AMOUNT)

Revenues............................................       $ 88,298             $ 28,317
Operating income (loss).............................         11,029               (1,570)
Income (loss) before income taxes...................          8,537               (2,775)
Net income (loss)...................................          8,437               (2,825)
General partners' unsubordinated interest in net
  income (loss).....................................            337                 (113)
Unitholders' interest (common and subordinated) in
  net income (loss).................................          8,100               (2,712)
Limited partners' net income (loss) per unit........           0.72                (0.24)

NOTE 8 -- QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     On February 14, 1997 and May 15, 1997 National paid quarterly distributions for the quarters ended December 31, 1996 and March 31, 1997 to Unitholders of record on February 5, 1997 and May 8, 1997, respectively, each consisting of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated General Partners' interest, or an aggregate of $6,143,000 each including $2,625,000 to the General Partners related to the Subordinated Units and the unsubordinated General Partners' interest. On July 28, 1997 National declared a quarterly distribution for the quarter ended June 30, 1997 to Unitholders of record on August 7, 1997 payable August 14, 1997 consisting of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated General Partners' interest, or an aggregate of $6,143,000 including $2,625,000 to the General Partners related to the Subordinated Units and the unsubordinated General Partners' interest.

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

NOTE 10 -- STATEMENT OF PARTNERS' CAPITAL

     The following is a summary of the changes in partners' capital:

                                                                           GENERAL      COMMON        TOTAL
                                                                          PARTNERS'    PARTNERS'    PARTNERS'
                                                                           CAPITAL      CAPITAL      CAPITAL
                                                                          ---------    ---------    ---------
                                                                                    (IN THOUSANDS)
Balance at December 31, 1996...........................................    $ 11,898     $ 22,165     $ 34,063
Net income:
     Allocable to General Partners.....................................         222       --              222
     Allocable to Unitholders (common and subordinated)................       2,145        3,171        5,316
                                                                          ---------    ---------    ---------
                                                                              2,367        3,171        5,538
Cash distributions paid................................................      (5,250)      (7,036)     (12,286)
                                                                          ---------    ---------    ---------
Balance at June 30, 1997...............................................    $  9,015     $ 18,300     $ 27,315
                                                                          ---------    ---------    ---------
                                                                          ---------    ---------    ---------

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

     Profitability is also affected by domestic wholesale propane prices, which are increasingly influenced by global supply and demand factors for both natural gas liquids and crude oil. National has diverse sources of propane supply from a broad array of producers and accordingly, does not believe it is overly dependent on any one supplier. In 1996 and through the first two quarters of 1997, no propane supplier provided more than 20% of National's propane purchases. National buys propane on ever green, annual and spot contracts on a fixed or floating price basis, but does not enter into take-or-pay contracts.

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

     The following discussion compares the results of operations of the Partnership for the six and three months ended June 30, 1997 with the results of National Propane for the six and three months ended June 30, 1996, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

     Revenues increased $0.4 million, or 0.4%, to $88.7 million in the six months ended June 30, 1997 as compared to $88.3 million for the six months ended June 30, 1996 with propane revenues increasing $1.7 million, or 2.0% to $84.4 million for the six months ended June 30, 1997 compared with $82.7 million in 1996 and revenues from appliance and other product lines decreasing $1.3 million. The $1.7 million increase in propane revenues is a result of increased selling prices due to passing on to customers a portion of the increased product costs resulting from the record high propane costs this heating season ($7.4 million) offset by volume decreases ($5.7 million). Propane retail gallons sold decreased 5.7 million gallons, or 6.9%, to 78.1 million gallons in 1997, compared to 83.8 million gallons in 1996 reflecting a decrease of 7.1 million gallons sold to existing customers, primarily residential, due to the fact that the six months ended June 30, 1997 were approximately 3.8% warmer than the same period in 1996 according to Degree Day data published by the National Climatic Data Center as applied to the geographic regions of National's operations and customer energy conservation due to the higher propane costs. Partially offsetting this decrease were increases from the acquisitions of propane distributorships and the opening of new service centers by National accounting for an increase of approximately 1.4 million gallons sold. Revenues from appliance and other product lines decreased $1.3 million, or 22%, to $4.3 million for the six months ended June 30, 1997 as compared to $5.6 million in 1996. This decrease is a result of decreases in equipment rental charges in certain market areas due to competitive conditions.

     Gross profit (revenue less cost of sales) decreased $3.5 million, or 15.2% to $19.9 million in the six months ended June 30, 1997 as compared to $23.4 million in 1996 of which $3.1 million is attributable to propane and $0.4 million to appliances and other product lines. Lower propane sales volumes caused $2.9 million of the $3.1 million propane gross profit decrease. The average dollar margin (sales price less the cost of propane) declined $0.003, or 0.5%, per gallon sold in the six months ended June 30, 1997 versus the same period in 1996. The $0.003 lower average dollar margin was due to (i) a shift in customer mix toward lower-priced non-residential customers and (ii) a 19.8% increase in propane costs which was not fully passed on to certain customers in the form of higher selling prices in order to achieve maximum customer retention during this period of high propane costs. The decrease in gross profit as a percentage of sales, from 26.5% to 22.4%, is primarily the result of the gross profit per gallon remaining relatively unchanged from period to period while the average sales price per gallon increased 9.5% due to higher product costs.

     Selling, general and administrative expenses amounted to $11.6 million in the six months ended June 30, 1997, relatively unchanged from the comparable 1996 period.

     Management fees formerly paid to Triarc have been eliminated effective with the beginning of the operations of the Partnership.

     Interest expense decreased $0.2 million, or 2.7%, in the first six months of 1997 compared to 1996. This decrease was due to lower average interest rates and lower amortization of deferred financing costs, both due to the refinancing of debt, partially offset by higher average borrowings.

     Interest income from Triarc in the six months ended June 30, 1997 is due to interest on the July 2, 1996 $40.7 million loan to Triarc.

     Other income, net increased $0.2 million to $0.7 million in the six months ended June 30, 1997 as compared to $0.5 million during the same period in 1996 due primarily to gains on the sale of certain properties in 1997.

     The provision for income taxes in 1996 is related to National's operations prior to the Partnership Conveyance. The Partnership and the Operating Partnership are not tax paying entities. For the six months ended June 30, 1997, income taxes of $0.1 million have been provided on the pre-tax income of NSSI.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

     Revenues increased $1.2 million, or 4.2%, to $29.5 million in the three months ended June 30, 1997 as compared to $28.3 million for the three months ended June 30, 1996 with propane revenues increasing $1.8 million, or 7.1% to $27.3 million for the three months ended June 30, 1997 compared with $25.5 million in 1996 and revenues from appliance and other product lines decreasing $0.6 million. The $1.8 million increase in propane revenues is a result of volume increases ($1.4 million) and increased selling prices ($0.4 million) due to increased product costs resulting from the record high propane costs this heating season. Propane retail gallons sold increased 1.4 million gallons, or 5.7%, to 26.8 million gallons in 1997, compared to 25.4 million gallons in 1996. Acquisitions of propane distributorships accounted for an increase in gallons sold of approximately 0.9 million gallons while the opening of new service centers by National accounted for an increase of 0.2 million gallons. Revenues from appliance and other product lines decreased $0.6 million, or 25% to $2.1 million for the three months ended June 30, 1997 as compared to $2.7 million in 1996. This decrease is a result of decreases in equipment rental charges in certain market areas due to competitive conditions.

     Gross profit increased $0.4 million, or 2.5%, to $5.0 million in the three months ended June 30, 1997 as compared to $4.6 million in the comparable three months of 1996. Higher propane sales volumes accounted for a $0.8 million propane gross profit increase while a decrease in other operating expenses attributable to revenues accounted for an additional $0.2 million increase in gross profit. These increases were offset by a decrease of $0.6 million in other gross profit, primarily equipment rentals. The increase in gross profit as a percentage of sales, from 16.3% to 17.0%, is primarily the result of a decrease in other operating expenses applicable to revenues.

     Selling, general and administrative expenses decreased $0.6 million to $5.2 million in the three months ended June 30, 1997 from $5.8 million in 1996. The decrease is primarily attributable to decreased wages, advertising and provision for doubtful accounts.

     Management fees formerly paid to Triarc have been eliminated effective with the beginning of the operations of the Partnership.

     Interest expense was unchanged at $3.1 million.

     Interest income from Triarc in the three months ended June 30, 1997 is due to interest on the July 2, 1996 $40.7 million loan to Triarc.

     Other income, net increased $0.2 million to $0.4 million in the three months ended June 30, 1997 as compared to $0.2 million during the same period in 1996 due primarily to gains on the sales of certain properties in 1997.

     The provision for income taxes in 1996 is related to National's operations prior to the Partnership Conveyance. The Partnership and the Operating Partnership are not tax paying entities. For the three months ended June 30, 1997, income taxes of $0.1 million have been provided on the pre-tax income of NSSI.

LIQUIDITY AND CAPITAL RESOURCES

     National's cash balances decreased $5.5 million during the six-month period ended June 30, 1997. This decrease reflected cash provided by operating activities of $13.6 million more than offset by cash used in investing activities of $7.6 million and cash used in financing activities of $11.5 million.

     Cash flows from operating activities of $13.6 million in the 1997 period consisted of net income of $5.5 million, non-cash charges of $6.8 million, principally depreciation and amortization, and $1.3 million from working capital sources. The change in working capital is primarily made up of seasonal decreases in receivables ($13.5 million) and inventories ($1.6 million) partially offset by a decrease of $14.4 million in accounts payable and accrued expenses. Accounts payable decreased $11.6 million due primarily to the seasonal nature of the propane industry. Accrued expenses decreased $2.8 million due to a decrease in accrued property and sales taxes due to the timing of payment due dates and the seasonality of the business for sales taxes ($0.9 million), a decrease in accrued financing costs associated with the 1996 issuances of the First Mortgage Notes and the Common and Subordinated Units ($1.1 million), and a decrease in other accrued expenses ($0.8 million).

     Cash used in investing activities during the six-month period ended June 30, 1997 included business acquisitions of $5.2 million and capital expenditures of $2.9 million. During the first six months of 1997 National acquired the assets of four propane distributors for $5.9 million including $5.2 million of cash. In furtherance of National's growth strategy National will consider selective future acquisitions as appropriate to the extent it has available resources to do so (see 'Acquisition Facility' below). Of the capital expenditure amount for 1997, $1.1 million was for recurring maintenance and $1.7 million was to support growth of operations. National has budgeted maintenance capital expenditures and growth capital expenditures for the remainder of 1997 of approximately $2.4 million and $0.8 million, respectively, subject to the availability of cash and other financing sources. National has outstanding commitments amounting to $1.9 million for such capital expenditures as of June 30, 1997, which consists of $1.3 million for growth capital expenditures and $0.6 million for maintenance capital expenditures.

     Cash used in financing activities during the six-month period ended June 30, 1997 reflects borrowings of $7.1 million on an acquisition facility, net repayments of $6.0 million on National's working capital line-of-credit, other debt repayments of $0.3 million and the two distributions of $6.1 million each on February 14, 1997 and May 15, 1997.

     National has a $55 million bank credit facility (the 'Bank Credit Facility') which includes a $15 million working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes and a $40 million acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. At June 30, 1997 there were no outstanding borrowings under the Working Capital Facility and $9.0 million borrowed under the Acquisition Facility. The Acquisition Facility and the First Mortgage Notes do not require any principal payments in 1997.

     Based on National's current cash on hand, available borrowings under the Bank Credit Facility and cash flows from operations, National expects to be able to meet all of its cash requirements, principally the aforementioned capital expenditures and business acquisitions for the remainder of 1997.

     To the extent National has 'Available Cash' as defined in the Partnership Agreement, which generally means cash on hand less reserves, it will make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the 4% unsubordinated General Partner interest and the Subordinated Units within 45 days after the end of each fiscal quarter. (See Note 5 to the December 31, 1996 audited financial statements within the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed discussion of 'Available Cash'.) On July 28, 1997, National announced it would pay on August 14, 1997 a quarterly distribution of $0.525 per Common and Subordinated Unit to unitholders of record on August 7, 1997 with a proportionate amount for the 4% unsubordinated General Partner interest, or an aggregate of $6.1 million, including $2.6 million payable to the General Partners related to the Subordinated Units and the unsubordinated General Partner interest.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  27. Financial Data Schedule for the six-month period ended June 30, 1997, submitted to the Securities and Exchange Commission in electronic format.

(b) Reports on Form 8-K.
       The Partnership filed a Form 8-K on August 14, 1997 pursuant to which the Partnership filed employment contracts of certain officers of its Managing General Partner.

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

Date: August 14, 1997