Form 10-Q
period 1997-09-30
NATIONAL PROPANE PARTNERS LP
filed 1997-11-12
CIK 1011292

                                                                  CONFORMED COPY

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                         TO      .


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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X__ No _______

     There were 6,701,550 Common Units and 4,533,638 Subordinated Units outstanding as of October 31, 1997.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information
     Item 1 -- Financial Statements -- National Propane Partners, L.P. (Successor to National Propane
      Corporation and Subsidiaries):
          Condensed Consolidated Balance Sheets -- December 31, 1996 and September 30, 1997................     3
          Condensed Consolidated Statements of Operations -- Three months ended September 30, 1996 and 1997
          and nine months ended September 30, 1996 and 1997................................................     4
          Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1996 and
          1997.............................................................................................     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10

Part II -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    14
     Signatures............................................................................................    16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                        1996(A)           1997
                                                                                      ------------    -------------
                                                                                             (IN THOUSANDS)
                                                                                               (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $ 11,187        $   2,082
     Receivables, net..............................................................       24,217            7,529
     Finished goods inventories....................................................       14,130           13,452
     Interest receivable from Triarc Companies, Inc................................       --                1,370
     Prepaid expenses and other current assets.....................................        2,268            1,725
                                                                                      ------------    -------------
          Total current assets.....................................................       51,802           26,158
Due from Triarc Companies, Inc.....................................................       40,700           40,700
Properties, net....................................................................       80,634           80,435
Unamortized costs in excess of net assets of acquired companies....................       14,601           17,476
Deferred costs and other assets....................................................        8,671            8,428
                                                                                      ------------    -------------
                                                                                        $196,408        $ 173,197
                                                                                      ------------    -------------
                                                                                      ------------    -------------

                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt.............................................     $  6,312        $     719
     Accounts payable..............................................................       15,859            4,159
     Accrued expenses..............................................................       10,103           10,458
                                                                                      ------------    -------------
          Total current liabilities................................................       32,274           15,336
Long-term debt.....................................................................      128,044          138,150
Customer deposits..................................................................        2,027            1,939
Partners' capital:
     Common partners' capital......................................................       22,165           12,835
     General partners' capital, including subordinated units.......................       11,898            4,937
                                                                                      ------------    -------------
          Total partners' capital..................................................       34,063           17,772
                                                                                      ------------    -------------
                                                                                        $196,408        $ 173,197
                                                                                      ------------    -------------
                                                                                      ------------    -------------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1996.

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                      ------------------    --------------------
                                                                       1996       1997        1996        1997
                                                                      -------    -------    --------    --------
                                                                         (IN THOUSANDS, EXCEPT UNIT AMOUNTS)
                                                                                     (UNAUDITED)

Revenues...........................................................   $27,720    $29,300    $116,018    $117,987
                                                                      -------    -------    --------    --------
Cost of sales:
     Cost of product-propane and appliances........................    13,253     13,588      55,066      59,817
     Other operating expenses applicable to revenues...............    11,578     11,403      34,031      33,982
                                                                      -------    -------    --------    --------
                                                                       24,831     24,991      89,097      93,799
                                                                      -------    -------    --------    --------
          Gross profit.............................................     2,889      4,309      26,921      24,188
Selling, general and administrative expenses.......................     4,756      5,971      17,009      17,568
Management fees....................................................     --         --          1,500       --
                                                                      -------    -------    --------    --------
          Operating income (loss)..................................    (1,867)    (1,662)      8,412       6,620
Interest expense...................................................    (2,825)    (3,234)     (9,067)     (9,306)
Interest income from Triarc Companies, Inc.........................     1,370      1,370       1,370       4,079
Other income, net..................................................       152        174         662         910
                                                                      -------    -------    --------    --------
          Income (loss) before income taxes and extraordinary
            charge.................................................    (3,170)    (3,352)      1,377       2,303
Provision for income taxes.........................................     --           (48)     (1,922)       (165)
                                                                      -------    -------    --------    --------
          Income (loss) before extraordinary charge................    (3,170)    (3,400)       (545)      2,138
Extraordinary charge...............................................    (2,631)     --         (2,631)      --
                                                                      -------    -------    --------    --------
          Net income (loss)........................................   $(5,801)   $(3,400)   $ (3,176)   $  2,138
                                                                      -------    -------    --------    --------
                                                                      -------    -------    --------    --------
General partners' interest in:
          Income (loss) before extraordinary charge................   $  (127)   $  (136)               $     86
          Extraordinary charge.....................................    (2,631)     --                      --
                                                                      -------    -------                --------
               Net income (loss)...................................   $(2,758)   $  (136)               $     86
                                                                      -------    -------                --------
                                                                      -------    -------                --------
Unitholders' interest (common and subordinated) in net income
  (loss)...........................................................   $(3,043)   $(3,264)               $  2,052
                                                                      -------    -------                --------
                                                                      -------    -------                --------
Net income (loss) per unit.........................................   $ (0.28)   $  (.29)               $   0.18
                                                                      -------    -------                --------
                                                                      -------    -------                --------
Weighted average number of units outstanding.......................    10,810     11,235                  11,235
                                                                      -------    -------                --------
                                                                      -------    -------                --------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                                   1996                 1997
                                                                                             -----------------    -----------------
                                                                                                         (IN THOUSANDS)
                                                                                                          (UNAUDITED)

Cash flows from operating activities:
     Net income (loss)....................................................................       $      (3,176)        $ 2,138
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization of properties.....................................               7,489           8,049
          Amortization of costs in excess of net assets of acquired companies.............                 540             630
          Amortization of deferred financing costs........................................                 710             608
          Other amortization..............................................................                 270             505
          Write-off of deferred financing costs...........................................               4,126         --
          Provision for doubtful accounts.................................................                 947             782
          Deferred income tax benefit.....................................................              (2,520)        --
          Gain on sale of assets, net.....................................................                 (39)           (191)
          Other, net......................................................................                  73             (72)
          Changes in operating assets and liabilities:
               Decrease in receivables, net...............................................               5,187          16,210
               Increase in due from Triarc Companies, Inc.................................          --                  (1,370)
               (Increase) decrease in inventories.........................................              (3,636)            800
               Decrease in prepaid expenses and other current assets......................                 104             532
               Increase (decrease) in accounts payable and accrued expenses...............               3,154         (11,356)
                                                                                             -----------------    -----------------
          Net cash provided by operating activities.......................................              13,229          17,265
                                                                                             -----------------    -----------------
Cash flows from investing activities:
     Business acquisitions................................................................              (1,030)         (7,568)
     Capital expenditures.................................................................              (4,997)         (4,894)
     Proceeds from sale of assets.........................................................                 237             737
                                                                                             -----------------    -----------------
          Net cash used in investing activities...........................................              (5,790)        (11,725)
                                                                                             -----------------    -----------------
Cash flows from financing activities:
     Proceeds from First Mortgage Notes...................................................             125,000         --
     Proceeds from other long-term debt...................................................               3,800          10,112
     Repayments of long-term debt.........................................................            (137,302)         (6,328)
     Payment of dividend to Triarc Companies, Inc.........................................             (59,300)        --
     Net proceeds of initial public offering..............................................             117,933         --
     (Increase) decrease in due to/from Triarc Companies, Inc. and another affiliate......             (50,611)        --
     Distributions........................................................................          --                 (18,429)
     Deferred financing costs.............................................................              (5,087)        --
     Other................................................................................                 (26)        --
                                                                                             -----------------    -----------------
          Net cash used in financing activities...........................................              (5,593)        (14,645)
                                                                                             -----------------    -----------------
Net increase (decrease) in cash...........................................................               1,846          (9,105)
Cash and cash equivalents at beginning of period..........................................               2,825          11,187
                                                                                             -----------------    -----------------
Cash and cash equivalents at end of period................................................       $       4,671         $ 2,082
                                                                                             -----------------    -----------------
                                                                                             -----------------    -----------------

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

     The General Partners own general partner interests representing an aggregate 4% unsubordinated General Partners' interest in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated General Partner interest in the Partnership Entities.

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

     The accompanying unaudited condensed consolidated financial statements of National have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange

               NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of National, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly National's financial position as of December 31, 1996 and September 30, 1997, its results of operations for the three-month and nine-month periods ended September 30, 1996 and 1997 and its cash flows for the nine-month periods ended September 30, 1996 and 1997. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the 'Form 10-K').

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      1996            1997
                                                                  ------------    -------------
                                                                         (IN THOUSANDS)

Properties, at cost............................................     $170,724        $ 167,182
Less accumulated depreciation..................................       90,090           86,747
                                                                  ------------    -------------
                                                                    $ 80,634        $  80,435
                                                                  ------------    -------------
                                                                  ------------    -------------

NOTE 4 -- INCOME TAXES

     National's provision for income taxes for the nine months ended September 30, 1996 includes income taxes related to National Propane through June 30, 1996. For periods subsequent to June 30, 1996 which are subsequent to the Partnership Conveyance, income taxes have been provided only on the pre-tax income of NSSI, which is subject to federal and state income taxes. Since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not the Partnership's, no income taxes have been provided thereon.

NOTE 5 -- ACQUISITIONS

     During the first nine months of 1997 National acquired the assets of five propane distributors for aggregate cash consideration of $7,568,000, a note payable of $407,000 subject to downward adjustment and other consideration of $325,000.

NOTE 6 -- CONTINGENCIES

     National continues to have an environmental contingency of the same nature and general magnitude as described in Note 19 to the consolidated financial statements in the Form 10-K. Although the ultimate outcome of this contingency cannot be determined, the cost of remediation and third party claims may have a material adverse effect on the Partnership's financial position, results of operations and its ability to make distributions to the holders of its Common Units, the 4% unsubordinated General Partner interest and the Subordinated Units. National does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business, will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

               NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- UNAUDITED PRO FORMA SUMMARIZED OPERATING RESULTS

     The following unaudited pro forma summarized operating results of National for the nine-month period ended September 30, 1996 has been adjusted as if the Partnership had been formed and the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions had been completed as of January 1, 1996 to give effect to (i) the elimination of management fees paid to Triarc, (ii) the addition of the estimated stand-alone general and administrative costs associated with National's operations as a partnership,
(iii) a net decrease in interest expense to reflect the interest expense associated with the First Mortgage Notes and to eliminate interest expense on $128,469,000 of refinanced debt, (iv) interest income on a $40,700,000 loan to Triarc made concurrently with the Offering and (v) the elimination of the provision for income taxes, as income taxes are now being borne by the partners and not the Partnership or the Operating Partnership, except for corporate income taxes relative to NSSI. Such following pro forma supplemental financial information does not purport to be indicative of the actual results of operations of National that would have resulted had the Partnership been formed and had the Partnership Conveyance, the Offering, the Equity Private Placement and related transactions been completed as of January 1, 1996 or of the future results of operations of National.

                                                                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1996
                                                           --------------------------------------
                                                           (IN THOUSANDS, EXCEPT PER UNIT AMOUNT)

Revenues................................................                  $116,018
Operating income........................................                     9,162
Income before income taxes and extraordinary charge.....                     5,367
Income before extraordinary charge......................                     5,217
General partners' interest in income before
  extraordinary charge..................................                       209
Unitholders' interest (common and subordinated) in
  income before extraordinary charge....................                     5,008
Limited partners' income before extraordinary charge per
  unit..................................................                      0.45

NOTE 8 -- QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     On February 14, 1997, May 15, 1997 and August 14, 1997 National paid quarterly distributions for the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997 to Unitholders of record on February 5, 1997, May 8, 1997 and August 7, 1997, respectively, each consisting of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated General Partners' interest, or an aggregate of $6,143,000 each including $2,625,000 to the General Partners related to the Subordinated Units and the unsubordinated General Partners' interest. On October 27, 1997 National declared a quarterly distribution for the quarter ended September 30, 1997 to Unitholders of record on November 6, 1997 payable November 14, 1997 consisting of $0.525 per Common and Subordinated Unit with a proportionate amount for the 4% unsubordinated General Partners' interest, or an aggregate of $6,143,000 including $2,625,000 to the General Partners related to the Subordinated Units and the unsubordinated General Partners' interest with respect to each distribution.

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

NOTE 10 -- UNIT OPTIONS

     Prior to the Offering and effective July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which permits the grant of options to purchase Common Units and Subordinated Units and the grant of Common Unit appreciation rights ('UAR's'). Any expenses recognized resulting from the Option Plan will be allocated to the Partnership in accordance with an agreement between the Managing General Partner and the Partnership. Prior to September 17, 1997 there were an aggregate of 1,317,015 Common Units and Subordinated Units available for grant and no options or UAR's had been granted.

     On September 17, 1997, the Managing General Partner granted 315,000 options to purchase Common Units of the Partnership at $17.30 per unit to certain officers and key employees of the Managing General Partner at which date the fair market value of the Common Units was $21.625 per unit. The unit options have a maximum term of ten years with 60% of the options vesting one-third per year over the three-year period commencing September 18, 1999 and 40% of the options vesting upon, and in the same proportion as, the conversion of the outstanding Subordinated Units of the Partnership into Common Units in accordance with the terms of the Partnership Agreement but, in any event, no later than March 2007 (for further description of the timing of the conversion of the Subordinated Units, see Note 5 to the consolidated financial statements in the Form 10-K).

     The fair market value of the Partnership's Common Units at the date of grant of $21.625 per unit resulted in an aggregate excess of $1,362,000 over the exercise price of $17.30 of the 315,000 unit options granted. At September 30, 1997, the aggregate difference of $1,362,000 is recorded as unearned compensation as a component of 'Partners Capital' with an equal amount recorded as contributed capital. Such unearned compensation will be amortized ratably as compensation expense over the applicable service period of three to five years.

NOTE 11 -- STATEMENT OF PARTNERS' CAPITAL

     The following is a summary of the changes in partners' capital:

                                                                                   COMMON       GENERAL       TOTAL
                                                                                  PARTNERS'    PARTNERS'    PARTNERS'
                                                                                   CAPITAL      CAPITAL      CAPITAL
                                                                                  ---------    ---------    ---------
                                                                                            (IN THOUSANDS)

Balance at December 31, 1996...................................................   $  22,165     $ 11,898    $  34,063
Net income:
     Allocable to General Partners.............................................      --               86           86
     Allocable to Unitholders (common and subordinated)........................       1,224          828        2,052
                                                                                  ---------    ---------    ---------
                                                                                      1,224          914        2,138
Unit Options:
     Grant of 315,000 unit options.............................................         780          582        1,362
     Unearned compensation.....................................................        (780)        (582)      (1,362)
                                                                                  ---------    ---------    ---------
                                                                                     --           --           --
Cash distributions paid........................................................     (10,554)      (7,875)     (18,429)
                                                                                  ---------    ---------    ---------
Balance at September 30, 1997..................................................   $  12,835     $  4,937    $  17,772
                                                                                  ---------    ---------    ---------
                                                                                  ---------    ---------    ---------

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

     Profitability is also affected by domestic wholesale propane prices, which are increasingly influenced by global supply and demand factors for both natural gas liquids and crude oil. National has diverse sources of propane supply from a broad array of producers and, accordingly, does not believe it is overly dependent on any one supplier. In 1996 and through the first three quarters of 1997, no propane supplier provided more than 20% of National's propane purchases. National buys propane on evergreen, annual and spot contracts on a fixed or floating price basis, but does not enter into take-or-pay contracts.

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

     The following discussion compares the results of operations of (i) the Partnership for the nine months ended September 30, 1997 with the combined results of National Propane for the six months ended June 30, 1996 and of the Partnership for the three months ended September 30, 1996 and (ii) the Partnership for the three months ended September 30, 1997 with the three months ended September 30, 1996.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues increased $2.0 million, or 1.7%, to $118.0 million in the nine months ended September 30, 1997 as compared to $116.0 million for the nine months ended September 30, 1996 with propane revenues increasing $3.1 million, or 2.9%, to $110.9 million for the nine months ended September 30, 1997 compared with $107.8 million in 1996 and revenues from appliance and other product lines decreasing $1.1 million. The $3.1 million increase in propane revenues principally resulted from increased selling prices due to passing on to customers a portion of the record high product costs this past heating season ($6.6 million) partially offset by volume decreases ($3.5 million). Propane retail gallons sold decreased 3.6 million gallons, or 3.3%, to 107.0 million gallons in 1997, compared to 110.6 million gallons in 1996 reflecting a decrease of 5.9 million gallons sold to existing customers, primarily residential, due to the fact that the nine months ended September 30, 1997 were approximately 3.7% warmer than the same period in 1996 according to Degree Day data published by the National Climatic Data Center as applied to the geographic regions of National's operations and customer energy conservation as a result of the higher propane costs this past heating season. Partially offsetting this decrease were increases of approximately 1.7 million gallons from the acquisitions of propane distributorships and 0.6 million gallons from the opening of new service centers by the Partnership. Revenues from appliance and other product lines decreased $1.1 million, or 13.4%, to $7.1 million for the nine months ended September 30, 1997 as compared to $8.2 million in 1996. This decrease is a result of decreases in (i) equipment rental charges in certain market areas due to competitive conditions and (ii) terminal sublease income due to warmer weather conditions this past heating season.

     Gross profit (revenues less cost of sales) decreased $2.7 million, or 10.2%, to $24.2 million in the nine months ended September 30, 1997 as compared to $26.9 million in 1996 of which $2.1 million is attributable to propane and $0.6 million to appliances and other product lines. Lower propane sales volumes caused $1.8 million of the $2.1 million propane gross profit decrease. The average dollar margin (sales price less the cost of propane) declined $0.003, or 0.5%, per gallon sold in the nine months ended September 30, 1997 versus the same period in 1996. The $0.003 lower average dollar margin was due to (i) a shift in customer mix toward lower-priced non-residential customers and (ii) a 13.3% increase in propane costs which was not fully passed on to certain customers in the form of higher selling prices in order to achieve maximum customer retention during the period of high propane costs this past heating season. The decrease in gross profit as a percentage of sales, from 23.2% to 20.5%, is primarily the result of the average dollar margin per gallon remaining relatively unchanged from period to period while the average sales price per gallon increased 6.3% due to higher product costs.

     Selling, general and administrative expenses amounted to $17.6 million in the nine months ended September 30, 1997, an increase of $0.6 million over the comparable 1996 period. The increase is due primarily to increases in amortization ($0.4 million) and professional fees ($0.4 million), both partially offset by decreased insurance costs ($0.2 million). The increase in amortization is due primarily to increases in amortization of costs in excess of net assets of acquired companies ('Goodwill') and non-compete contracts associated with the acquisition of propane distributorships while professional fees have increased due to the stand-alone status of the Partnership. Casualty insurance costs have decreased as a result of lower premiums and losses due to improved loss experience.

     Management fees formerly paid to Triarc have been eliminated effective with the beginning of the operations of the Partnership.

     Interest expense increased $0.2 million, or 2.6%, to $9.3 million in the first nine months of 1997 compared to 1996. This increase was due to higher average borrowings, partially offset by lower average interest rates and lower amortization of deferred financing costs, both due to a refinancing of debt in July, 1996.

     Interest income from Triarc increased $2.7 million to $4.1 million in the nine months ended September 30, 1997 due to the full period effect in 1997 of the $40.7 million loan to Triarc (the 'Partnership Loan') made on July 2, 1996.

     Other income, net increased $0.2 million to $0.9 million in the nine months ended September 30, 1997 as compared to $0.7 million during the same period in 1996 due primarily to increased gains on the sale of certain properties in 1997.

     The provision for income taxes in 1996 is related entirely to National's operations through June 30, 1996 prior to the Partnership Conveyance. The Partnership and the Operating Partnership are not tax paying entities except for NSSI, the wholly-owned corporate subsidiary. As such, the 1996 period does not include a tax benefit for the third quarter pre-tax loss. For the nine months ended September 30, 1997, income taxes of $0.2 million have been provided on the pre-tax income of NSSI.

     The extraordinary charge of $2.6 million in 1996 is a result of the early extinguishment of $128.5 million of existing indebtedness and consists of the write-off of deferred financing costs of $4.1 million and prepayment penalties of $0.2 million, net of income tax benefit of $1.7 million.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues increased $1.6 million, or 5.7%, to $29.3 million in the three months ended September 30, 1997 as compared to $27.7 million for the three months ended September 30, 1996 with propane revenues increasing $1.4 million, or 5.6%, to $26.5 million for the three months ended September 30, 1997 compared with $25.1 million in 1996 and revenues from appliance and other product lines increasing $0.2 million. The $1.4 million increase in propane revenues is a result of volume increases ($1.9 million) partially offset by decreased average selling prices ($0.5 million). Propane retail gallons sold increased 2.1 million gallons, or 7.9%, to 28.9 million gallons in 1997, compared to 26.8 million gallons in 1996. Increased sales at existing service centers contributed 1.0 million gallons, acquisitions of propane distributorships accounted for an increase in gallons sold of 0.8 million gallons and the opening of new service centers by National accounted for an increase of 0.3 million gallons. Revenues from appliance and other product lines increased $0.2 million, or 6.4%, to $2.8 million for the three months ended September 30, 1997 as compared to $2.6 million in 1996 due to increases in equipment rental charges.

     Gross profit increased $1.4 million, or 49.2%, to $4.3 million in the three months ended September 30, 1997 as compared to $2.9 million in the comparable three months of 1996 of which $1.0 million is attributable to propane, $0.2 million is attributable to appliances and other revenue lines and $0.2 million is a result of lower operating expenses applicable to revenues. Higher propane sales volumes accounted for substantially all of the $1.0 million propane gross profit increase. Other gross profit increased $0.2 million as a result of increased equipment rental charges. The increase in gross profit as a percentage of sales, from 10.4% to 14.7%, is primarily the result of the average dollar margin per gallon increasing $0.002 per gallon, or 0.4%, from period to period while the average sales price per gallon decreased $0.02 per gallon, or 2.2%, due to lower product costs.

     Selling, general and administrative expenses increased $1.2 million to $6.0 million in the three months ended September 30, 1997 from $4.8 million in 1996. The increase is attributable to increases in payroll expenses and amortization of Goodwill and non-compete agreements due primarily to new service centers opened by the Partnership and acquisitions of propane distributorships, respectively. In addition, the Partnership experienced increases in bank fees, receivable collection fees and office expenses.

     Interest expense increased $0.4 million to $3.2 million due to higher average outstanding borrowings.

     Interest income from Triarc was unchanged at $1.4 million.

     Other income, net was unchanged at $0.2 million.

     The provision for income taxes is relatively unchanged for the three months ended September 30, 1997 and relates only to the pre-tax income of NSSI.

     The extraordinary charge of $2.6 million in the 1996 quarter is discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's cash and cash equivalents (collectively 'cash') decreased $9.1 million during the nine-month period ended September 30, 1997. This decrease reflected cash provided by operating activities of $17.4 million more than offset by cash used in investing activities of $11.9 million and cash used in financing activities of $14.6 million.

     Cash flows provided by operating activities of $17.4 million in the 1997 period consisted of net income of $2.1 million, non-cash charges of $10.4 million, principally depreciation and amortization, and $4.9 million from working capital sources. The change in working capital is primarily made up of seasonal decreases in receivables ($16.2 million) and inventories ($0.8 million) and a decrease in prepaid expenses and other current assets of $0.5 million partially offset by a decrease of $11.3 million in accounts payable and accrued expenses and an increase of $1.3 million of interest due from Triarc on the Partnership Loan. Accounts payable decreased $11.7 million due primarily to the seasonal nature of the propane industry while accrued expenses increased $0.4 million.

     Cash used in investing activities during the nine-month period ended September 30, 1997 included business acquisitions of $7.6 million and capital expenditures of $5.0 million. During the first nine months of 1997 the Partnership acquired the assets of five propane distributors for an aggregate of $8.3 million including $7.6 million of cash. In furtherance of its growth strategy, the Partnership will consider selective future acquisitions as appropriate to the extent it has available resources to do so (see 'Acquisition Facility' below). Of the capital expenditure amount for 1997, $3.3 million was to support growth of operations and $1.7 million was for recurring maintenance. The Partnership has budgeted capital expenditures of $1.7 million for the fourth quarter comprised of $0.9 million for growth capital expenditures and $0.8 for maintenance capital expenditures. The Partnership has outstanding commitments amounting to $1.3 million for such fourth quarter capital expenditures as of September 30, 1997, which consists of $0.7 million for growth capital expenditures and $0.6 million for maintenance capital expenditures. The Partnership believes it has available sufficient cash and financing sources for these budgeted expenses.

     Cash used in financing activities during the nine-month period ended September 30, 1997 reflects borrowings of $10.1 million under the Acquisition Facility (see below), net repayments of $6.0 million on the Working Capital Facility (see below) other debt repayments of $0.3 million and the three distributions of $6.1 million each on February 14, 1997, May 15, 1997 and August 14, 1997.

     The Partnership has a $55 million bank credit facility (the 'Bank Credit Facility') which includes a $15 million working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes and a $40 million acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. At September 30, 1997 there were no outstanding borrowings under the Working Capital Facility and $12.0 million borrowed under the Acquisition Facility. The Acquisition Facility and the First Mortgage Notes do not require any principal payments in 1997.

     Based on the Partnership's current cash on hand, available borrowings under the Bank Credit Facility and cash flows from operations, the Partnership expects to be able to meet all of its cash requirements for the remainder of 1997 which, exclusive of distributions discussed in the following paragraph, are primarily the aforementioned capital expenditures and business acquisitions.

     To the extent the Partnership has 'Available Cash' as defined in the Partnership Agreement, which generally means cash on hand and available to it under its Working Capital Facility less reserve requirements, it will make quarterly distributions of its cash balances in excess of reserve requirements, as defined, to holders of the Common Units, the 4% unsubordinated General Partner interest and the Subordinated Units within 45 days after the end of each fiscal quarter (see Note 5 to the December 31, 1996 audited financial statements within the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for a more detailed discussion of 'Available Cash'). On October 27, 1997, National announced it would pay on November 14, 1997 a quarterly distribution of $0.525 per Common and Subordinated Unit to unitholders of record on November 6, 1997 with a proportionate amount for the 4% unsubordinated General Partners' interest, or an aggregate of $6.1 million, including $2.6 million payable to the General Partners related to the Subordinated Units and the unsubordinated General Partners' interest.

     The Partnership is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, primarily regulations promulgated by the Occupational Safety and Health Administration. On August 18, 1997, the U.S. Department of Transportation (the 'DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Partnership's cargo tanks. The Partnership, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule cannot practicably be complied with in its current form. Accordingly, on October 15, 1997, the Partnership joined four other multi-state propane marketers in filing an action against the DOT in the United States District Court for the Western District of Missouri seeking to enjoin enforcement of the Final Rule. At this time, the Partnership cannot determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be.

CONTINGENCIES

     National continues to have an environmental contingency of the same nature and general magnitude as described in Note 19 to the consolidated financial statements in the Form 10-K. Although the ultimate outcome of this contingency cannot be determined, the cost of remediation and third party claims may have a material adverse effect on the Partnership's financial position, results of operations and its ability to make distributions to the holders of its Common Units, the 4% unsubordinated General Partners' interest and the Subordinated Units. National does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business, will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

  27.  Financial Data Schedule for the nine-month period ended September 30, 1997, submitted to the Securities and
         Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three-month period ended September 30, 1997.

               NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                   (SUCCESSOR TO NATIONAL PROPANE CORPORATION
                               AND SUBSIDIARIES)

                                                    EXHIBIT INDEX
EXHIBIT   -------------------------------------------------------------------------------------------------
  NO.                                                DESCRIPTION                                              PAGE NO.
-------   -------------------------------------------------------------------------------------------------   --------

(a)       -- Exhibits......................................................................................
27        -- Financial Data Schedule for the nine-month period ended September 30, 1997, submitted to the
            Securities and Exchange Commission in electronic format........................................

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

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          BY: NATIONAL PROPANE CORPORATION
                                               as Managing General Partner

                                          By       /s/ RONALD R. ROMINIECKI
                                             ...................................
                                                    RONALD R. ROMINIECKI
                                                       PRESIDENT AND
                                                  CHIEF OPERATING OFFICER

                                          By        /s/ R. BROOKS SHERMAN
                                             ...................................
                                                     R. BROOKS SHERMAN
                                                     VICE-PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Date: November 12, 1997