Form 10-K
period 1997-12-31
NATIONAL PROPANE PARTNERS LP
filed 1998-03-31
CIK 1011292

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------
                                   FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                              OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                          TO


                        COMMISSION FILE NUMBER: 1-11867

----------------------------------------------------------
                        NATIONAL PROPANE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

----------------------------------------------------------

                        DELAWARE                                 42-1453040
            (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                       SUITE 1700                                52401-1409
                  200 1ST STREET S.E.                            (ZIP CODE)
                    CEDAR RAPIDS, IA
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (319) 365-1550

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------        -------------------------------------------
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

     The aggregate market value as of March 27, 1998 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $132,356,000. At March 27, 1998 there were outstanding 6,701,550 Common Units and 4,533,638 Subordinated Units.

                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                     PART I

                                                                                                              PAGE
                                                                                                              ----
Item  1.   Business........................................................................................     2
Item  2.   Properties......................................................................................    10
Item  3.   Legal Proceedings...............................................................................    11
Item  4.   Submission of Matters to a Vote of Security Holders.............................................    11

                                                     PART II
Item  5.   Market for the Registrant's Units and Related Unitholder Matters................................    12
Item  6.   Selected Historical Consolidated Financial and Operating Data...................................    13
Item  7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    15
Item  8.   Financial Statements and Supplementary Data.....................................................    22
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    45

                                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..............................................    45
Item 11.   Executive Compensation..........................................................................    48
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    52
Item 13.   Certain Relationships and Related Transactions..................................................    55

                                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................    56
Signatures.................................................................................................    59

                                    PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     Certain statements in this Annual Report on Form 10-K (this 'Form 10-K'), including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations', and elsewhere in this Form 10-K that are not statements of historical facts constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act') concerning, among other things, the prospects, developments and business strategies of National Propane Partners, L.P. (the 'Partnership') for its operations, all of which are subject to risks and uncertainties. These forward-looking statements include those statements indicated by their use of forms of such terms and phrases as 'may', 'intends', 'goals', 'estimates', 'expects', 'projects', 'plans', 'anticipates', 'should', 'future', 'believes' and 'scheduled' or the negation thereof, or similar expressions. When a forward-looking statement includes a statement of the assumptions or basis underlying the forward-looking statement, the Partnership cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Partnership or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors with respect to the Partnership include, among others, weather conditions, which affect the demand for propane; changes in wholesale propane prices, which may affect the Partnership's gross profits and the demand for the Partnership's products; competition from others in the propane distribution industry and from alternative energy sources, which may affect the Partnership's ability to generate revenues; the mature nature of the retail propane industry and the national trend toward increased conservation and technological advances, which may affect demand for the Partnership's products; the Partnership being subject to the operating hazards and risks associated with handling, storing and delivering combustible liquids such as propane, which may subject the Partnership to claims for which the Partnership is not insured; the amount of the Partnership's available cash being dependent on a number of factors which may be beyond the control of the Partnership, including, without limitation, that a portion of the Partnership's annual cash receipts is derived from interest payments from Triarc Companies, Inc. ('Triarc'), which may affect the amount of the Partnership's cash distributions; the Partnership being significantly leveraged, which may limit the Partnership's ability to make cash distributions and may affect the Partnership's results of operations; the Partnership's assumptions concerning future operations and weather conditions may not be realized, which may affect the amount of the Partnership's cash distributions and results of operations; the Partnership's reimbursements and funds due to its managing general partner National Propane Corporation (the 'Managing General Partner') may be substantial, which may adversely affect the Partnership's ability to make cash distributions; changes in business strategy, which may, among other things, prolong the time it takes to achieve the performance results included herein; changes in, or the failure to comply with, government regulations; the Partnership may be unsuccessful in its attempts to acquire other businesses in the industry; and other risks, uncertainties and factors referenced in this Form 10-K and in the Partnership's other current and periodic filings with the Securities and Exchange Commission. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. In addition, it is the Partnership's policy generally not to make any specific projections as to future earnings, and the Partnership does not endorse any projections regarding future performance that may be made by third parties.

ITEM 1. BUSINESS

INTRODUCTION

     National Propane Partners, L.P., a master limited partnership (the 'Partnership' or the 'MLP'), is a Delaware limited partnership formed in March 1996 to acquire, own and operate the business and assets of National Propane Corporation, an indirect wholly-owned subsidiary of Triarc, ('National Propane') through National Propane, L.P. (the 'Operating Partnership'), and is engaged primarily in (i) the retail marketing of propane to residential, commercial and industrial, and agricultural customers and to dealers that resell propane to residential and commercial customers and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. The Partnership believes it is the sixth largest retail marketer of propane in terms of volume in the United States, supplying approximately 250,000 active retail and wholesale customers in 24 states through its 159 full service centers located in 23 states. The Partnership's operations are concentrated in the Midwest, Northeast, Southeast and West regions of the United States. The retail propane sales volume of the Partnership was approximately 155.3 million gallons in 1997. In 1997, approximately 42.7% of the Partnership's retail sales volume was to residential customers, 40.6% was to commercial and industrial customers, 7.2% was to agricultural customers, and 9.5% was to dealers. Sales to residential customers in 1997 accounted for approximately 62% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market.

INITIAL PUBLIC OFFERING

     Prior to 1993, National Propane's business was conducted through nine regionally branded companies without central management or coordinated pricing or distribution strategies. In July 1996 the MLP completed an initial public offering (the 'IPO') of approximately 6.3 million common units representing limited partner interests (together with subsequently issued common units the 'Common Units') and received therefrom net proceeds aggregating approximately $117.4 million. Both National Propane and National Propane SGP Inc. ('SGP') contributed substantially all of their assets to the Operating Partnership (the 'Partnership Conveyance') as a capital contribution and the Operating Partnership assumed substantially all of their liabilities. National Propane and SGP then conveyed their limited partner interests in the Operating Partnership to the Partnership. As a result of such contributions, each of National Propane and SGP have a 1.0% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, National Propane received in exchange for its contribution to the Partnership 4,533,638 subordinated units (the 'Subordinated Units') and the right to receive certain incentive distributions. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance and (ii) the Partnership subsequent to the Partnership Conveyance is referred to herein as 'National.'

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

     Concurrently with the closing of the IPO, the Operating Partnership also entered into a bank credit facility, which includes a revolving credit facility to be used for working capital and other general partnership purposes and an acquisition facility (the 'Bank Facility').

     On November 7, 1996, the Partnership issued and sold an additional 400,000 common units in a private placement resulting in net proceeds of $7.4 million.

BUSINESS STRATEGY

     The Partnership's operating strategy is to increase its efficiency, profitability and competitiveness, while better serving its customers, by building on the efforts it has already undertaken to improve pricing management, marketing and purchasing. In addition, the Partnership's strategies for growth involve expanding its operations and increasing its market share through internal growth and possibly through acquisitions. The Partnership intends to pursue internal growth at its existing service centers, and to attract new customers and expand its market base by (i) providing superior service, (ii) introducing innovative marketing programs and (iii) focusing on population growth areas. The Partnership operates in several growth areas of the United States, including western Colorado, a rapidly growing market in which the Partnership believes it is one of the leading retail marketers, in central Arizona, an area that has experienced a significant rate of population growth in recent years and in northern California, an area with a substantial base of residential home heating customers. The Partnership also intends to continue to expand its business by opening new service centers, known as 'scratch-starts,' in areas where there is relatively little competition. Scratch-starts typically involve minimal startup costs because the infrastructure of the new service center is developed as the customer base expands and the Partnership can, in many circumstances, transfer existing assets, such as storage tanks and vehicles, to the new service center. The Partnership intends to take two approaches to acquisitions: (i) primarily to build on its broad geographic base by acquiring smaller, independent competitors that operate within the Partnership's existing geographic areas and (ii) to acquire propane businesses in areas in the United States outside of its current geographic base where it believes there is growth potential. During 1997, the Partnership acquired the assets of six retail propane marketers for an aggregate purchase price of approximately $9.2 million. In January 1998, the Partnership acquired the assets of another small retail propane marketer for a purchase price of approximately $0.3 million. Under its 'scratch-start' program, by December 31, 1997 the Partnership had opened five new service centers in California, two each in Minnesota and Arizona and one in Idaho.

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

     Based upon information provided by the National Propane Gas Association (the 'NPGA'), a propane trade association, propane accounts for approximately 3.0% to 4.0% of total energy consumption in the United States, an average level that has remained relatively constant for the past ten years. In addition, propane is now the world's most widely used alternative fuel for automobiles with approximately 350,000 and 3.5 million vehicles running on propane in the United States and worldwide, respectively (according to the NPGA). The Partnership believes, based on industry publications, that the domestic retail market for propane is approximately 9.4 billion gallons annually.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes its propane through a nationwide distribution network integrating 159 full service centers in 23 states. The Partnership's operations are located primarily in the Midwest, Northeast, Southeast and West regions of the United States. Typically, service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office and a warehouse and service facility, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Each service center is managed by a district manager and also typically employs a customer service representative, a service technician and one or two bulk truck drivers.

     In 1997 the Partnership served approximately 250,000 active customers. No single customer accounted for 10% or more of the Partnership's revenues in 1996 or 1997. Generally, the number of customers increases during the fall and winter and decreases during the spring and summer. Historically, approximately 65% of the Partnership's retail propane volume has been sold during the six-month season from October through March, as many customers use propane for heating purposes. Consequently, sales, gross profits and cash flows from operations are concentrated in the Partnership's first and fourth fiscal quarters.

     Year-to-year demand for propane is affected by the relative severity of the winter and other climatic conditions. For example, while the frigid temperatures that were experienced by the United States in January and February of 1994 significantly increased the overall demand for propane, the unusually warm weather during the latter part of the winter of 1997-1998 significantly reduced such demand. The Partnership believes, however, that the geographic diversity of its areas of operations helps to reduce its exposure to regional weather patterns. In addition, retail sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets. For information on the impact of annual variations in weather on the operations of the Partnership, see Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- General'.

     Retail deliveries of propane are usually made to customers by means of bulk and cylinder trucks. Propane is pumped from the bulk truck, which generally holds 2,800 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these tanks usually ranges from approximately 50 to approximately 1,000 gallons, with a typical tank having a capacity of 250 to 500 gallons. Typically, service centers deliver propane to most of their residential customers at regular intervals, based on estimates of such customers' usage, thereby eliminating the customers' need to make affirmative purchase decisions. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 23.5 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for replenishment at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other retail customers, primarily dealers and large commercial accounts, in larger trucks known as transports, which have an average capacity of approximately 9,000 gallons. Propane is generally transported from refineries, pipeline terminals and storage facilities (including the Partnership's underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico) to the Partnership's bulk plants by a combination of common carriers, owner-operators, railroad tank cars and, in certain circumstances, the Partnership's own highway transport fleet.

     The Partnership also sells, leases and services equipment related to its propane distribution business. In the residential market, the Partnership sells household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers, as well as barbecue equipment and gas logs. In the industrial market, the Partnership sells or leases specialized equipment for the use of propane as fork lift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, specialized equipment is leased or sold for the use of propane as engine fuel and for chicken brooding and crop drying. The sale of specialized equipment, service income and rental income represented less than 10% of the Partnership's gross income during fiscal 1997. Parts and appliance sales, installation and service activities are conducted through National Sales & Service, Inc. ('NSSI'), a wholly-owned corporate subsidiary of the Operating Partnership.

PROPANE SUPPLY AND STORAGE

     The profitability of the Partnership is dependent upon the price and availability of propane as well as seasonal and climatic factors. Contracts for propane are typically made on a year-to-year basis, but the price of the propane to be delivered depends upon market conditions at the time of delivery. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets, and from time to time the ability to obtain propane at attractive prices may be limited as a result of market conditions, thus affecting price levels to all distributors of propane. The Partnership utilizes a hedging program which is designed to protect margins on fixed price retail sales and to mitigate the potential impact of sudden wholesale propane price increases. See 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General'.

     The Partnership purchased propane from over 35 domestic and Canadian suppliers during 1997, primarily major oil companies and independent producers of both gas liquids and oil. The Partnership purchases propane under both term and spot contracts. In 1997, the Partnership purchased approximately 90% and 10% of its propane supplies from domestic and Canadian suppliers, respectively. Approximately 95% of propane purchases by the Partnership in 1997 were on a contractual basis (generally, under one year agreements subject to annual renewal), but the percentage of contract purchases may vary from year to year as determined by National. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. The Partnership is not currently a party to any supply contracts containing 'take or pay' provisions.

     Warren Petroleum Company ('Warren') supplied approximately 16% of the Partnership's propane in 1997 and Amoco and Conoco each supplied approximately 10%. The Partnership believes that if supplies from Warren, Amoco or Conoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the Partnership believes that the cost of procuring replacement supplies might be significantly higher, at least on a short-term basis, which could negatively affect the Partnership's margins. No other single supplier provided 10% or more of the Partnership's total propane supply during 1997. Although the Partnership has long-standing relations with a number of its important suppliers and has generally been able to secure sufficient propane to meet its customers' needs, no assurance can be given that supplies of propane will be readily available in the future. The Partnership expects a sufficient supply to continue to be available during 1998. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane. See 'Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General'.

     The Partnership owns underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico (the Partnership owns the underground storage space and leases the real property on which it is located from the state of New Mexico), leases above ground storage facilities in Crandon, Wisconsin and Orlando, Florida, and owns or leases smaller storage facilities in other locations throughout the United States. As of December 31, 1997, the Partnership's total storage capacity was approximately 33.1 million gallons (including approximately one million gallons of storage capacity currently leased to third parties).

TRADEMARKS AND TRADENAMES

     The Partnership utilizes a number of trademarks and tradenames which it owns (including 'National Propane'tm''), some of which have a significant value in the marketing of its products.

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

WORKING CAPITAL

     Working capital requirements for the Operating Partnership fluctuate due to the seasonal nature of its business. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of propane sold declines during the spring and summer. Working capital requirements are generally met through cash flow from operations supplemented by advances under a revolving working capital facility which provides the Operating Partnership with a $15 million line of credit (of which $9.8 million was available at March 1, 1998). Accounts receivable are generally due within 30 days of delivery.

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

     National Propane and the Operating Partnership are subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, the latter of which are primarily governed by the Occupational Safety and Health Act and the regulations promulgated thereunder. For a discussion of the Partnership's participation with other multi-state propane marketers in litigation against the U.S. Department of Transportation, see 'Item 3. Legal Proceedings.'

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears the likely remedy will involve treatment of groundwater and the soil, including installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. The environmental consultants' current range of estimated costs for remediation is from $0.7 million to $1.7 million. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Thus National has a remaining accrual of approximately $0.7 million as of December 31, 1997, all of which was provided in prior years, for the minimum costs estimated for the anticipated remediation method. See Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies'. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

EMPLOYEES

     As of December 31, 1997, the Managing General Partner had approximately 1,000 full time employees, of whom 88 were general and administrative (including fleet maintenance personnel), 22 were sales, 415 were transportation and product supply and the balance were district employees. In addition, at December 31, 1997, the Managing General Partner had 24 temporary and part-time employees. Approximately 160 of such full-time employees are covered by collective bargaining agreements that expire on various dates in 1998 and 1999. The Managing General Partner believes that its relations with both its union and non-union employees are satisfactory.

     The Partnership has no employees; however, for certain purposes, such as workers' compensation claims, employees of the Managing General Partner who are providing services for the benefit of the Partnership may also be considered to be employees of the Partnership under applicable state law. The Managing General Partner is reimbursed by the Partnership entities at cost for all direct and indirect expenses incurred on behalf of the Partnership entities, including the costs of compensation and employee benefit plans. See Note 19 of the Partnership's Consolidated Financial Statements.

ORGANIZATIONAL STRUCTURE

     The following chart depicts the organization and ownership of the Partnership, the Operating Partnership and the Operating Partnership's corporate subsidiary. The percentages reflected in the following chart represent the approximate ownership interest in each of the Partnership and the Operating Partnership, individually, and not on an aggregate basis.


                              [ORGANIZATION CHART]

ITEM 2. PROPERTIES

     The Partnership maintains a large number of diverse properties, including appliance showrooms, maintenance facilities, bulk plants, warehousing space, garages, storage depots and related distribution equipment and underground space for gas storage. The Partnership believes that these properties, taken as a whole, are generally well-maintained and adequate for current and foreseeable business needs. The majority of these properties are owned by the Partnership.

     Certain information about the properties of the Partnership as of December 31, 1997, is set forth in the following table.

                                                                                 NUMBER OF
                        DESCRIPTION OF FACILITIES                                FACILITIES       STORAGE CAPACITY
--------------------------------------------------------------------------   ------------------   ----------------
                                                                                                   (IN THOUSANDS
                                                                                                    OF GALLONS)
Service Centers located throughout the United States......................       130     owned
                                                                                  29     leased
                                                                                 ---
                                                                                 159                    7,678
Remote Storage Facilities.................................................        63     owned
                                                                                  42     leased
                                                                                 ---
                                                                                 105                    2,201
Above Ground Storage Facilities:
     Crandon, Wisconsin(1)................................................         1     leased           241
     Orlando, Florida(2)..................................................         1     leased         1,020
                                                                                 ---                  -------
                                                                                   2                    1,261
Underground Storage Facilities:
     Hutchinson, Kansas(3)................................................         1     owned         12,000
     Loco Hills, New Mexico(4)............................................         1     leased        10,000
                                                                                 ---                  -------
                                                                                   2                   22,000
                                                                                                      -------
     Total................................................................                             33,140
                                                                                                      -------
                                                                                                      -------

------------

(1) The Partnership leases the real property from a third party on a year-to-year basis, and the lease is terminable by either party upon 30 days' notice.

(2) The Partnership leases the real property from a third party pursuant to a ground lease that terminates on October 31, 2006. The Partnership owns the storage facility located at such property and leases it to Warren Petroleum pursuant to an agreement that terminates October 31, 1999 and may be canceled by the Partnership upon 60 days' notice under certain circumstances.

(3) The Partnership owns the underground storage facility, which, pursuant to an operating agreement, is operated by a third party that owns the equipment necessary to use the facility for propane storage. Such operating agreement may be terminated by either party at the end of any calendar year upon thirty days' notice.

(4) The Partnership leases the real property from the State of New Mexico pursuant to a ground lease with a termination date of November 10, 2000, subject to the Partnership's option to extend the lease for an additional 5-year term.

                            ------------------------
     The transportation of propane requires specialized equipment. The trucks utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of December 31, 1997, the Partnership had a fleet of 6 transport truck tractors, all of which are owned by the Partnership and approximately 400 bulk delivery trucks and 400 service and light duty trucks, all of which are owned by the Partnership. In addition, as of December 31, 1997, the Partnership had approximately 150 cylinder delivery vehicles and 55 automobiles. As of December 31, 1997, the Partnership owned approximately 210,000 customer storage tanks with typical capacities of 250 to 500 gallons.

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

ITEM 3. LEGAL PROCEEDINGS

     There are a number of lawsuits pending or threatened against National. In general, these lawsuits have arisen in the ordinary course of National's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of National or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. However, any one or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

     The Partnership is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, primarily the regulations promulgated by the Occupational Safety and Health Administration. On August 18, 1997, the U.S. Department of Transportation (the 'DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Partnership's cargo tanks. The Partnership, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule cannot practicably be complied with in this current form. Accordingly, on October 15, 1997, the Partnership joined four other multi-state propane marketers in filing an action against the DOT in United States District Court seeking to enjoin enforcement of the Final Rule. On February 13, 1998, the court preliminarily enjoined the DOT from enforcing the Final Rule pending the final outcome of the litigation. At this time, the Partnership cannot determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Partnership during the fiscal year ended December 31, 1997.

                                    PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on The New York Stock Exchange under the symbol NPL. The Common Units began trading on June 26, 1996, at an initial public offering price of $21.00 per Common Unit. As of March 1, 1998 there were approximately 10,000 registered Common Unitholders of record. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on The New York Stock Exchange, and the amount of cash distributions paid per Common Unit.

                                                          COMMON UNIT
                                                          PRICE RANGE
                                                      -------------------
                        1997                           HIGH         LOW      CASH DISTRIBUTION PAID PER UNIT
----------------------------------------------------  -------     -------    --------------------------------
First Quarter.......................................  $21.000     $19.250    $0.525 (paid May 15, 1997)
Second Quarter......................................   20.500      18.875    $0.525 (paid August 14, 1997)
Third Quarter.......................................   22.000      20.125    $0.525 (paid November 14, 1997)
Fourth Quarter......................................   22.437      21.000    $0.525 (paid February 13, 1998)

                        1996
Third Quarter (beginning June 26, 1996).............  $21.000     $18.625    $0.525 (paid November 15, 1996)
Fourth Quarter......................................   20.750      19.250    $0.525 (paid February 14, 1997)

     The Partnership has also issued Subordinated Units, all of which are held by the Managing General Partner for which there is no established public trading market. The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business,
(ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of National Propane Partners, L.P. which is listed as an exhibit to this Report. The Partnership Agreement defines Minimum Quarterly Distributions as $.525 per Unit for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The Managing General Partner has agreed to forego any additional distributions on the Subordinated Units in order to facilitate the Partnership's compliance with a covenant restriction contained in the Bank Facility. Such distributions on the Subordinated Units will be resumed when their payment will not impact compliance with such covenant. For a discussion of the Partnership's cash distributions, see Note 5 to the accompanying consolidated financial statements. The subordination period will not end earlier than June 30, 2001. Restrictions on the Partnership's distributions required by Item 5 is incorporated herein by reference to Note 11 to the accompanying consolidated financial statements, and to 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Issuance of Indebtedness'.

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

                                               TEN MONTHS
                                                 ENDED                       YEAR ENDED DECEMBER 31,
                                              DECEMBER 31,    ------------------------------------------------------
                                               1993(b)(c)     1994(a)(b)    1995(a)(b)      1996(a)         1997
                                              ------------    ----------    ----------    -----------    -----------
                                                                 (IN THOUSANDS, EXCEPT UNIT DATA)
Revenues...................................     $119,249       $ 151,651     $ 148,983       $173,260       $165,169
Operating income (loss)....................       (1,467)(d)      18,750        14,501         16,188          9,843
Income (loss) before extraordinary
  charges..................................         (347)         12,021          (605)         5,747          3,848
Extraordinary charges(e)...................       --              (2,116)       --             (2,631)       --
Net income (loss)..........................         (347)          9,905          (605)         3,116          3,848
Income before extraordinary charge per
  Unit -- basic and diluted(f).............                                                       .27            .33
Total assets...............................      191,955         137,581       139,112        196,408        177,237
Long-term debt.............................       51,851          98,711       124,266        128,044        138,131
Partners' capital/Stockholders' equity
  (deficit)(g).............................       88,971         (19,502)      (48,600)        34,063         13,454
Operating Data:
     EBITDA(h).............................        5,483          28,774        25,146         27,321         22,121
     Capital expenditures(i)...............       11,260          12,593        11,013          7,868         11,546
     Retail propane gallons sold...........      117,415         152,335       150,141        160,484        155,287
Weighted average number of units
  outstanding..............................                                                10,954,753     11,235,188

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

 (b) All of the periods presented above prior to June 29, 1995 have been restated to reflect the effects of the June 29, 1995 merger (the 'Merger') of Public Gas Company with and into National Propane. Because the Merger was a transfer of assets and liabilities in exchange for shares among a

                                              (footnotes continued on next page)

(footnotes continued from previous page) controlled group of companies, it has been accounted for in a manner similar to a pooling of interests.

 (c) In October 1993 National Propane's fiscal year ending April 30 and Public Gas' fiscal year ending February 28 were changed to a calendar year ending December 31. In order to conform the reporting periods of the combined entities and to select a period deemed to meet the Securities and Exchange Commission requirement for filing financial statements for a period of one year, the ten-month period ending December 31, 1993 ('Transition 1993') for both National Propane and Public Gas has been presented above.

 (d) Includes certain significant pretax charges consisting of (i) $8.4 million of facilities relocation and corporate restructuring charges and (ii) $0.5 million of allocated costs of a payment to the special committee of Triarc's Board of Directors.

 (e) The extraordinary charges primarily represent the write-off of unamortized deferred financing costs and original issue discount (in the 1994 period), net of income taxes, associated with the early extinguishment of debt.

 (f) Net income per Unit was computed by dividing net income (before an extraordinary charge for the period July 1, 1996 (see Note (e) above) to December 31, 1996), after deducting the general partners' interest (100% through June 30, 1996 and 4% thereafter), by the weighted average number of units outstanding. Basic and diluted income per unit are the same in 1996 since there were no dilutive securities outstanding and in 1997 since potentially dilutive unit options had no effect.

 (g) In November, 1994, National reclassified its receivable from Triarc as a component of stockholders' equity which was not conveyed to the Partnership as part of the July 2, 1996 Partnership Conveyance. Receivables from SEPSCO were classified as a component of stockholders' equity though June 1995 at which time the aggregate receivables were dividended to SEPSCO (see Note 13 to the accompanying consolidated financial statements).

 (h) EBITDA is defined as operating income (loss) plus depreciation and amortization (excluding amortization of deferred financing costs). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution. Cash flows in accordance with generally accepted accounting principles consist of cash flows from (i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income (loss) (including charges for interest and income taxes not reflected in EBITDA), adjusted for (i) all non-cash charges or income (including, but not limited to, depreciation and amortization) and (ii) changes in operating assets and liabilities (not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA. For a discussion of National's operating performance and cash flows provided by (used in) operating, investing and financing activities, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations.'

 (i) National's capital expenditures, including capital leases, fall generally into three categories: (i) maintenance capital expenditures, which include expenditures for replacement of property, plant and equipment, (ii) growth capital expenditures for the expansion of existing operations and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations. An analysis by category for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1995         1996       1997
                                                              -------      -------    -------
                                                                      (IN THOUSANDS)
Maintenance................................................   $ 4,030(1)   $ 3,108    $ 2,806
Growth.....................................................     4,936        3,922      4,987
Acquisition................................................     2,047(2)       838      3,753
                                                              -------      -------    -------
          Total............................................   $11,013      $ 7,868    $11,546
                                                              -------      -------    -------
                                                              -------      -------    -------

------------

         (1) Includes the purchase of an airplane for $590.

         (2) Includes $1,864 of assets purchased and contributed by Triarc (see Note 19 to the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE 'FORWARD-LOOKING STATEMENTS' WITHIN THE MEANING OF THE REFORM ACT. SEE 'SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS' ON PAGE ONE FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

     This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' reflects the results of National Propane Corporation and subsidiaries ('National Propane') through June 30, 1996 and of National Propane Partners, L.P. (the 'Partnership'), a subsidiary partnership National Propane L.P. (the 'Operating Partnership') and a subsidiary National Sales & Service, Inc. ('NSSI' and together with the Partnership and the Operating Partnership, the 'Partnership Entities'), as successor to the continuing business of National Propane, thereafter. The Partnership was formed on March 13, 1996 to acquire, own and operate National Propane's propane business and substantially all of the related assets of National Propane. The Partnership's activities are conducted through the Operating Partnership and NSSI. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance and
(ii) the Partnership Entities subsequent to the Partnership Conveyance is referred to herein as 'National'. On July 2, 1996 (effective July 1, 1996), National Propane and a subsidiary conveyed substantially all of their propane related assets and liabilities (other than amounts due from a parent, deferred financing costs and income tax liabilities) to the Operating Partnership. Because such conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests. Further, results of operations of National Propane prior to June 29, 1995 have been restated to reflect the effects of the June 29, 1995 merger (the 'Merger') of Public Gas Company ('Public Gas') with and into National Propane. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests. See Note 1 to the consolidated financial statements included elsewhere herein for a further discussion of the basis of presentation of the consolidated financial statements and the Partnership Conveyance and see Note 3 to the consolidated financial statements for further discussion of the Merger.

GENERAL

     National is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National believes it is the sixth largest retail marketer of propane in terms of retail volume in the United States, supplying approximately 250,000 active retail and wholesale customers in 24 states through its 159 full service centers. National's operations are concentrated in the Midwest, Northeast, Southeast and West regions of the United States.

     National's residential and commercial customers use propane primarily for space heating, water heating, clothes drying and cooking. In the industrial market, propane is used as a motor fuel for over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. Agricultural customers use propane for tobacco curing, crop drying, poultry brooding and weed control. Dealers re-market propane in small quantities, primarily in cylinders, for residential and commercial uses.

     The retail propane sales volumes are dependent on weather conditions. National sells approximately 65% of its retail volume during the first and fourth quarters, which are the winter heating season. As a result, cash flow is greatest during the first and fourth quarters as customers pay for their purchases. Propane sales are also dependent on climatic conditions which may affect agricultural regions. National believes that its exposure to regional weather patterns is lessened because of the geographic diversity of its areas of operations and through sales to commercial and industrial markets, which are not as sensitive to variations in weather conditions.

     Gross profit margins are not only affected by weather patterns but also by changes in customer mix. In addition, gross profit margins vary by geographical region. Accordingly, profit margins could vary significantly from year to year in a period of similar sales volumes.

     National reports on a calendar year basis; accordingly its results are affected by two different winter heating seasons: the end of the first year's heating season, National's first fiscal quarter, and the beginning of the second heating season, National's fourth fiscal quarter.

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National does not believe it is overly dependent on any one supplier. National primarily buys propane on both one year contracts and the spot market and generally does not enter into any fixed price take-or-pay contracts. Furthermore, National purchases propane from a wide variety of sources. In 1997, no provider supplied over 16% of National's propane needs.

     Based on demand and weather conditions the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than the Partnership's ability to raise customer prices, margins will be negatively affected.

     The propane industry is very competitive. National competes against other major propane companies as well as local marketers in most of its markets, with the highest concentration of competitors in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

     The following discussion compares the results of operations for the year ended December 31, 1997 with the year ended December 31, 1996, and the year ended December 31, 1996 with the year ended December 31, 1995.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1997
COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues declined $8.1 million, or 4.7% to $165.2 million for the year ended December 31, 1997 as compared with $173.3 million for the year ended December 31, 1996. This decrease consists of a $7.0 million, or 4.3%, decrease in propane revenues and a $1.1 million, or 9.1%, decrease in revenues from other product lines. The $7.0 million decrease in propane revenues was due to volume decreases ($5.2 million) and decreased selling prices ($1.8 million). National's propane sales volume decreased 5.2 million gallons, or 3.2% in 1997 to 155.3 million gallons compared with 160.5 million gallons in 1996 reflecting a decrease of 10.4 million gallons sold to existing customers, primarily residential. This decrease in sales to existing customers was partially offset by an increase of 5.2 million gallons sold due to the acquisition of six propane distributorships in 1997 and the full-year effect of two acquisitions in the second half of 1996 (3.8 million gallons) and the opening of five new service centers in 1997 (1.4 million gallons). This propane sales volume decrease to residential customers is a result of the winter season in the first half of 1997 being 6.8% warmer than the winter season in the first half of 1996 according to Degree Day data, published by the National Climatic Data Center, as applied to the geographic regions of National's operations. In addition, record high product cost caused customers to conserve in their use of propane and to shop for lower prices, resulting in some residential customer turnover and losses. The decrease in selling prices is due to a shift in the customer mix toward lower-priced non-residential accounts and lower product cost. Revenues from other product lines decreased $1.1 million due to (i) decreased terminal sublease income due to the warm winter season, (ii) decreased equipment rental charges in certain market areas due to competitive conditions and (iii) decreased appliance sales.

     Gross Profit. Gross profit declined $6.1 million, or 15.0%, to $34.5 million in 1997 compared with $40.6 million in 1996. The gross profit decrease is attributable to (i) lower propane sales volume in 1997 compared with 1996 ($2.5 million), (ii) a decrease in average margin per gallon (the spread between the sales price and the direct product cost) ($0.2 million), (iii) an increase in operating expenses attributable to revenues ($2.6 million) and (iv) a decrease in other gross profit from other product lines ($0.8 million). The decrease in the average margin per gallon is due to a shift in the customer mix toward lower-margin non-residential customers ($1.9 million) partially offset by increased average margin per gallon as the cost of propane declined during 1997 ($1.7 million). Operating expenses attributable to revenues increased $2.6 million, or 5.8%, to $47.3 million in 1997 compared to $44.7 million in 1996 due to a non-recurring charge of $1.1 million for severance benefits in the fourth quarter of 1997 and increases in payroll, vehicle and depreciation expenses.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.7 million, or 7.4%, to $24.6 million in 1997 compared with $22.9 million in 1996. The increase is primarily a result of increased professional fees, amortization of intangibles due to the six propane distributorships acquired during 1997 and the 1997 full year effect of the stand-alone operating costs incurred by the Partnership partially offset by decreases in advertising and provision for doubtful accounts.

     Management Fees. Management fees formerly paid to Triarc were eliminated upon the commencement of the operations of the Partnership and the Partnership Conveyance on July 2, 1996.

     Interest Expense. Interest expense increased $0.5 million, or 4.2%, to $12.6 million in 1997 compared with $12.1 million in 1996. This increase was due to higher average borrowings, primarily for acquisitions, partially offset by lower average interest rates.

     Interest Income from Triarc. Interest income from Triarc increased $2.7 million, or 99.5%, to $5.5 million in 1997 compared with $2.8 million in 1996 due to the full year effect of interest on the Partnership Loan.

     Other Income, Net. Other income, net increased $0.4 million due to an increase in gains on asset sales.

     Provision for Income Taxes. The Partnership Entities are not tax paying entities except for NSSI. As such, the 1996 provision for income taxes relates primarily to National's operations prior to the Partnership Conveyance. The provision for income taxes for the second half of 1996 and the year ended December 31, 1997 does not reflect a tax provision relating to the earnings of the Partnership and the Operating Partnership.

     Extraordinary Charge. The extraordinary charge of $2.6 million in 1996 is the result of the early extinguishment of $128.5 million of existing indebtedness and consists of the write-off of deferred financing costs of $4.1 million and prepayment penalties of $0.2 million, net of income tax benefit of $1.7 million.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1996
COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues. Revenues increased $24.3 million, or 16.3%, to $173.3 million for the year ended December 31, 1996 as compared with $149.0 million for the year ended December 31, 1995. This increase consists of a $25.2 million increase in propane revenues partially offset by a $0.9 million decrease in revenues from other product lines. Propane revenues increased 18.5% to $161.5 million in 1996 as compared to $136.3 million in 1995. The $25.2 million increase in propane revenues was due to increased selling prices of $15.8 million and volume increases of $9.4 million. The increase in selling prices consisted of increases due to increased costs ($19.0 million), partially offset by decreases due to a shift in the customer mix toward lower-priced non-residential accounts ($3.2 million). The propane sales volume increase reflects an increase of 10.4 million gallons, or 6.9%, in 1996 to 160.5 million gallons compared with 150.1 million gallons in 1995. The increase in gallons sold in 1996 was primarily to non-residential customers as gallons sold to residential customers remained relatively unchanged, in spite of the fact that Degree Day data as applied to the geographic regions of National's operations, indicated that the year ended December 31, 1996 was 5.2% colder than 1995.

     Gross Profit. Gross profit increased $0.7 million, or 1.7%, to $40.6 million in 1996 compared with $39.9 million in 1995. Higher propane sales volumes contributed an additional $5.1 million of gross profit in 1996. Offsetting the volume increase was a decrease of $2.5 million due to a decrease in the average margin per gallon sold in 1996 to 47.3% as compared with 54.1% in 1995. This lower margin was due to (i) a shift in customer mix toward lower-priced non-residential accounts and (ii) an increase in product costs which could not be fully passed on to certain customers in the form of higher selling prices. During 1996 the average cost per gallon of propane increased over 27% as compared to 1995. Contributing to this unusual increase in propane costs were lower than normal inventories at the beginning of the heating season; higher than average use for crop drying in 1996; higher exports to Mexico due to the shut down of a major Mexican gas plant; and heavy consumption during the summer of 1996 by chemical companies which use propane as a raw material. Also, offsetting the increase in gross profit due to sales volume were higher operating expenses ($1.2 million) attributable to the cost of fuel (propane) for delivery vehicles and the costs associated with the start up of six new propane plants which began operations during the last quarter of 1995 and the first half of 1996. These plants had not yet achieved sufficient sales volumes in 1996 to make a positive contribution to gross profit. Gross profit from other product lines also decreased $0.6 million in 1996 as compared to 1995.

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

     Management Fees. Management fees decreased $1.5 million to $1.5 million in 1996 compared to $3.0 million in 1995 due to management fees being eliminated upon the commencement of the operations of the Partnership and the Partnership Conveyance on July 2, 1996.

     Interest Expense. Interest expense increased $0.4 million, or 3.0%, to $12.1 million in 1996 compared with $11.7 million in 1995. This increase was due to higher average borrowings partially offset by lower average interest rates and lower amortization of deferred financing costs, primarily due to a longer commitment period.

     Interest Income from Triarc. Interest income from Triarc in 1996 is due to interest on the Partnership Loan.

     Other Income, Net. Other income, net decreased $0.1 million due to a decrease in gains on asset sales.

     Provision for Income Taxes. The provision for income taxes in 1996 and 1995 is related primarily to National's operations prior to the Partnership Conveyance. The 1996 provision for income taxes decreased since the second half of 1996 does not reflect a tax provision relating to the earnings of the Partnership and the Operating Partnership.

     Extraordinary Charge. The extraordinary charge of $2.6 million in 1996 is discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities of $20.4 million in 1997 consisted of
(i) net income of $3.8 million, (ii) non-cash charges of $14.5 million, principally depreciation and amortization and (iii) a $2.1 million decrease in net working capital. The decrease in working capital is primarily due to lower propane sales volumes and lower prices which caused decreased levels of accounts receivable and inventories, partially offset by decreased accounts payable due to lower propane costs.

     Cash used in investing activities for 1997 amounted to $14.7 million, reflecting capital expenditures and business acquisitions. Capital expenditures amounted to $7.8 million of which $5.0 million was to support the growth of operations, including $1.7 million to support the development of new scratch plants, and $2.8 million was for recurring maintenance capital to support current business levels. National expects to have total capital expenditures in 1998 of approximately $4.5 million consisting of $2.0 million for maintenance and $2.5 million for growth. Such capital expenditures will be funded by cash flow from operations and existing credit lines. At December 31, 1997 National had outstanding commitments of $0.8 million for such capital expenditures. During 1997 National acquired the assets of six propane distributors for an aggregate of $9.2 million including $8.5 million of cash. In January, 1998 National acquired the assets of another propane distributor for $0.3 million of cash.

     Cash used in financing activities of $12.3 million in 1997 consisted of distributions paid to unitholders of $24.6 million partially offset by net proceeds of long-term debt of $12.3 million.

     Total partners' capital at December 31, 1997 was $13.5 million as compared with $34.1 million at December 31, 1996. The decrease of $20.6 million principally reflects distributions paid of $24.6 million partially offset by net income of the Partnership of $3.8 million.

     The Partnership maintains a bank facility (the 'Bank Facility') with a group of banks which, as amended, provides for a $15 million working capital facility to be used for working capital and other general partnership purposes and a $20 million acquisition facility, the use of which is restricted to business acquisitions and capital expenditures for growth. At December 31, 1997, $8.5 million and $12.0 million were outstanding under the working capital facility and the acquisition facility, respectively. The acquisition facility does not amortize prior to its conversion to a term loan in July, 1999 after which time any loans outstanding will amortize in equal quarterly installments over three years. The working capital facility matures in full on June 30, 1999. National must reduce the borrowings under the working capital facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31 (the 'Principal Paydown'). There are no scheduled principal repayments until 2003 with respect to the First Mortgage Notes.

     The Operating Partnership's obligations under both the First Mortgage Notes and the Bank Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

     The Partnership's principal cash requirements for 1998 are maintenance capital expenditures (currently budgeted at $2.0 million for the year ending December 31, 1998), funds for growth capital expenditures (currently budgeted at $2.5 million for the year ending December 31, 1998), business acquisitions and the Principal Paydown. The Partnership expects to meet such requirements through a combination of cash flows from operations, the availability under the Bank Facility and the $5.5 million of interest income on the Partnership Loan.

     The Partnership distributes to its partners on a quarterly basis, all of its Available Cash. Available Cash, which is defined in the Partnership Agreement, generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to
(i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or
(iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters.

     On February 14, 1997, May 15, 1997, August 14, 1997 and November 14, 1997 National paid quarterly distributions for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 to Unitholders of record on February 5, 1997, May 8, 1997, August 7, 1997 and November 6, 1997, respectively, each consisting of $0.525 per Common and Subordinated Unit, with a proportionate amount for the 4% Unsubordinated General Partners' interest, or an aggregate of $6,143,000 each quarter including $2,625,000 to the General Partners related to the Subordinated Units and the 4% unsubordinated General Partners' interest. On February 13, 1998 National paid a quarterly distribution for the quarter ended December 31, 1997 of $0.525 per Common and Subordinated Unit to Unitholders of record on February 5, 1998, with a proportionate amount for the 4% unsubordinated General Partners' interest or an aggregate of $6,143,000, including $2,625,000 to the General Partners related to the Subordinated Units and the unsubordinated General Partners' interest.

     Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, as defined, and any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. However, the Managing General Partner has agreed to forego any additional distributions on the Subordinated Units in order to facilitate the Partnership's compliance with a covenant restriction contained in the Bank Facility. Such distributions on the Subordinated Units will be resumed when their payment will not impact compliance with such covenant. Accordingly, the Partnership does not expect to pay any additional distributions on the Subordinated Units for the remainder of 1998. For a more detailed discussion regarding restrictions on the Partnership's distributions, see Note 5 to the consolidated financial statements included elsewhere herein.

CONTINGENCIES

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears the likely remedy will involve treatment of groundwater and the soil, including installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. The environmental consultants' current range of estimated costs for remediation is from $0.7 million to $1.7 million. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Thus National has a remaining accrual of approximately $0.7 million as of December 31, 1997, all of which was provided in prior years, for the minimum costs estimated for the anticipated remediation method. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

     The Partnership is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, primarily the regulations promulgated by the Occupational Safety and Health Administration. On August 18, 1997, the U.S. Department of Transportation (the 'DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Partnership's cargo tanks. The Partnership, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule cannot practicably be complied with in this current form. Accordingly, on October 15, 1997, the Partnership joined four other multi-state propane marketers in filing an action against the DOT in United States District Court seeking to enjoin enforcement of the Final Rule. On February 13, 1998, the court preliminarily enjoined the DOT from enforcing the Final Rule pending the final outcome of the litigation. At this time, the Partnership cannot determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be.

     There are a number of lawsuits pending or threatened against National. In general, these lawsuits have arisen in the ordinary course of National's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of National or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. However, any one or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

INFLATION AND CHANGING PRICES

     In general, inflation has not had any significant impact on National in recent years since inflation rates generally remained at relatively low levels and changes in propane prices, in particular, have been dependent on factors generally more significant than inflation, such as weather and availability of supply. However, to the extent inflation affects the amounts National pays for propane as well as operating and administrative expenses, National attempts to limit the effects of inflation through passing on propane cost increases to customers in the form of higher selling prices to the extent it can do so as well as cost controls and productivity improvements. As such, inflation has not had a material adverse effect on National's profitability and National does not believe normal inflationary pressures will have a material adverse effect on future results of operations of National.

YEAR 2000

     The Partnership has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. An assessment of the readiness of third-party entities with which the Partnership has relationships, such as its suppliers, customers, payroll processors and others, is ongoing. As a result of such study, the Partnership believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Partnership, require remediation. The Partnership currently estimates it will complete the required remediation by the end of the first half of 1999. The current estimated cost of such remediation is not expected to be material. Such costs, other than software, will be expensed as incurred.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 130 ('SFAS 130') 'Reporting Comprehensive Income'. SFAS 130 requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period exclusive of partner investments and distributions to partners. For the Partnership, in addition to net income
(loss), comprehensive income includes the amortization of unearned compensation. In June 1997 the FASB also issued SFAS No. 131 ('SFAS 131') 'Disclosures about Segments of an Enterprise and Related Information' which supersedes SFAS No. 14 'Financial Reporting for Segments of a Business Enterprise'. SFAS 131 requires disclosure in the Partnership's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 130 and SFAS 131 are effective for the Partnership's fiscal year beginning January 1, 1998 (exclusive of the quarterly segment data under SFAS 131 which is effective the following fiscal year) and require comparative information for earlier periods presented. The application of the provisions of both SFAS 130 and SFAS 131 will require an additional financial statement and may result in new segment disclosures but will not have any effect on the Partnership's reported consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

Independent Auditors' Report...............................................................................    23

Consolidated Balance Sheets -- December 31, 1996 and 1997..................................................    24

Consolidated Statements of Operations -- Years ended December 31, 1995, 1996 and 1997......................    25

Consolidated Statements of Partners' Capital/Stockholders' Deficit -- Years ended December 31, 1995, 1996
  and 1997.................................................................................................    26

Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1996 and 1997......................    27

Notes to Consolidated Financial Statements.................................................................    29

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of NATIONAL PROPANE PARTNERS, L.P.:

     We have audited the accompanying consolidated balance sheets of National Propane Partners, L.P. and subsidiaries (successor to National Propane Corporation and subsidiaries) as of December 31, 1996 and 1997, and the related consolidated statements of operations, partners' capital/stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the 1995 merger of Public Gas Company, which has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests as described in Notes 1 and 3 to the consolidated financial statements.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Propane Partners, L.P. and subsidiaries (successor to National Propane Corporation and subsidiaries) at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
March 30, 1998

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996        1997
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                          ASSETS
Current assets (Note 11):
     Cash and cash equivalents............................................................   $ 11,187    $  4,616
     Receivables, net (Note 6)............................................................     24,217      13,955
     Finished goods inventories...........................................................     14,130       9,599
     Other current assets (Note 12).......................................................      2,268       1,990
                                                                                             --------    --------
          Total current assets............................................................     51,802      30,160
Note receivable from Triarc Companies, Inc. (Notes 11 and 13).............................     40,700      40,700
Properties, net (Notes 7 and 11)..........................................................     80,634      80,346
Unamortized costs in excess of net assets of acquired companies
  (Notes 8, 18 and 19)....................................................................     14,601      17,616
Other assets (Notes 9, 11 and 12).........................................................      8,671       8,415
                                                                                             --------    --------
                                                                                             $196,408    $177,237
                                                                                             --------    --------
                                                                                             --------    --------
                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt (Note 11)..........................................   $  6,312    $  9,235
     Accounts payable.....................................................................     15,859       5,877
     Accrued expenses (Note 10)...........................................................     10,103       7,866
                                                                                             --------    --------
          Total current liabilities.......................................................     32,274      22,978
Long-term debt (Note 11)..................................................................    128,044     138,131
Customer deposits and other long-term liabilities.........................................      2,027       2,674
Commitments and contingencies (Notes 2, 5, 12, 16, and 17)
Partners' capital (Notes 5, 11 and 20):
     Common partners' capital (6,701,550 units outstanding in 1996 and 1997)..............     22,165      10,362
     General partners' capital (including 4,533,638 subordinated units outstanding in 1996
      and 1997)...........................................................................     11,898       3,092
                                                                                             --------    --------
          Total partners' capital.........................................................     34,063      13,454
                                                                                             --------    --------
                                                                                             $196,408    $177,237
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                               1995         1996         1997
                                                                             --------     --------     --------
                                                                               (IN THOUSANDS EXCEPT FOR UNIT
                                                                                           DATA)
Revenues..................................................................   $148,983     $173,260     $165,169
                                                                             --------     --------     --------
Cost of sales:
     Cost of product -- propane and appliances............................     65,563       87,973       83,429
     Other operating expenses applicable to revenues......................     43,496       44,705       47,251
                                                                             --------     --------     --------
                                                                              109,059      132,678      130,680
                                                                             --------     --------     --------
          Gross profit....................................................     39,924       40,582       34,489

Selling, general and administrative expenses..............................     22,423       22,894       24,646
Management fees (Note 19).................................................      3,000        1,500        --
                                                                             --------     --------     --------
          Operating income................................................     14,501       16,188        9,843
                                                                             --------     --------     --------

Other income (expense):
     Interest expense.....................................................    (11,719)     (12,076)     (12,579)
     Interest income from Triarc Companies, Inc. (Note 13)................      --           2,755        5,495
     Other income, net....................................................        904          817        1,216
                                                                             --------     --------     --------
                                                                              (10,815)      (8,504)      (5,868)
                                                                             --------     --------     --------
          Income before income taxes and extraordinary charge.............      3,686        7,684        3,975
Provision for income taxes (Note 12)......................................      4,291        1,937          127
                                                                             --------     --------     --------
          Income (loss) before extraordinary charge.......................       (605)       5,747        3,848
Extraordinary charge (Note 14)............................................      --          (2,631)       --
                                                                             --------     --------     --------
     Net income (loss)....................................................   $   (605)    $  3,116     $  3,848
                                                                             --------     --------     --------
                                                                             --------     --------     --------
General partners' interest in:
     Income before extraordinary charge...................................                $  2,751     $    154
     Extraordinary charge.................................................                  (2,631)       --
                                                                                          --------     --------
          Net income......................................................                $    120     $    154
                                                                                          --------     --------
                                                                                          --------     --------
Unitholders' interest (common and subordinated) in net income.............                $  2,996     $  3,694
                                                                                          --------     --------
                                                                                          --------     --------
Net income per unit -- basic and diluted (Note 1).........................                $    .27     $    .33
                                                                                          --------     --------
                                                                                          --------     --------
Weighted average number of units outstanding..............................              10,954,753   11,235,188
                                                                                        ----------   ----------
                                                                                        ----------   ----------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL/STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                          RETAINED
                                                                          EARNINGS                        TOTAL
                                                                        (ACCUMULATED                    PARTNERS'
                                           ADDITIONAL                 DEFICIT)/GENERAL     COMMON       CAPITAL/
                                 COMMON     PAID-IN      DUE FROM        PARTNERS'        PARTNERS'   STOCKHOLDERS'
                                 STOCK      CAPITAL       PARENTS         CAPITAL         CAPITAL        DEFICIT
                                 ------    ----------    ---------    ----------------    --------    -------------

Balance at December 31,
  1994........................   $   1      $ 32,164     $(113,330)       $ 61,663        $  --         $ (19,502)
    Net loss..................    --          --            --                (605)          --              (605)
    Cash dividends paid.......    --          --            --             (30,000)          --           (30,000)
    Increase in due from
      SEPSCO classified in
      equity (Note 13)........    --          --            (2,599)        --                --            (2,599)
    Dividend of due from
      SEPSCO (Note 13)........    --          --            34,537         (34,537)          --           --
    Capital contribution (Note
      19).....................    --           4,240        --             --                --             4,240
    Repurchase of the 0.3%
      minority interest in
      Public Gas (Note 3).....    --            (134)       --             --                --              (134)
                                 ------    ----------    ---------        --------        --------    -------------
Balance at December 31,
  1995........................       1        36,270       (81,392)         (3,479)          --           (48,600)
    Net income:
      January 1, 1996 to June
        30, 1996..............    --          --            --               2,625           --             2,625
      July 1, 1996 to December
        31, 1996:
          Income before
            extraordinary
            charge............    --          --            --               1,293           1,829          3,122
          Extraordinary
            charge............    --          --            --              (2,631)          --            (2,631)
    Assets/(liabilities)
      retained by the Managing
      General Partner (Notes 1
      and 13).................      (1 )     (36,270)       81,392         (25,413)          --            19,708
    Dividends paid (including
      $59,300 in cash) (Note
      1)......................    --          --            --             (59,324)          --           (59,324)
    Capital contribution from
      General Partners........    --          --            --                 338           --               338
    Net proceeds of initial
      public offering (Note
      1)......................    --          --            --             101,105          16,277        117,382
    Net proceeds of private
      equity placement (Note
      1)......................    --          --            --             --                7,367          7,367
    Cash distributions paid
      (Note 5)................    --          --            --              (2,616)         (3,308)        (5,924)
                                 ------    ----------    ---------        --------        --------    -------------
Balance at December 31,
  1996........................    --          --            --              11,898          22,165         34,063
    Net income................    --          --            --               1,644           2,204          3,848
    Cash distributions paid
      (Note 5)................    --          --            --             (10,499)        (14,073)       (24,572)
    Amortization of unearned
      compensation on below
      market unit options
      (Note 20)...............    --          --            --                  49              66            115
                                 ------    ----------    ---------        --------        --------    -------------
Balance at December 31,
  1997........................   $--        $ --         $  --            $  3,092        $ 10,362      $  13,454
                                 ------    ----------    ---------        --------        --------    -------------
                                 ------    ----------    ---------        --------        --------    -------------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                      1995        1996        1997
                                                     -------    --------    --------
                                                             (IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss).............................   $  (605)   $  3,116    $  3,848
    Adjustments to reconcile net income (loss) to
     net cash
      and cash equivalents provided by operating
     activities:
        Depreciation and amortization of
        properties................................     9,546      10,016      10,594
        Amortization of deferred financing
        costs.....................................     1,305         841         854
        Amortization of costs in excess of net
        assets of acquired companies..............       617         722         874
        Other amortization........................       482         395         811
        Write-off of deferred financing costs.....     --          4,126       --
        Provision for (benefit from) deferred
        income taxes..............................     1,995        (870)        (52)
        Provision for doubtful accounts...........       848       1,347       1,147
        Other, net................................       (79)         69         241
        Changes in operating assets and
        liabilities:
            Decrease (increase) in accounts
               receivable.........................       (56)     (9,028)      9,378
            Decrease (increase) in inventories....      (286)     (3,475)      4,665
            Decrease (increase) in other current
               assets.............................      (662)     (2,283)        281
            Increase (decrease) in accounts
               payable and accrued expenses.......     2,823       9,294     (12,229)
                                                     -------    --------    --------
                Net cash provided by operating
                   activities.....................    15,928      14,270      20,412
                                                     -------    --------    --------
Cash flows from investing activities:
    Business acquisitions.........................      (373)     (2,046)     (8,480)
    Capital expenditures..........................    (8,082)     (6,740)     (7,793)
    Proceeds from sales of properties.............       599         317       1,591
    Increase in due from parents..................    (1,643)      --          --
    Other.........................................        32       --          --
                                                     -------    --------    --------
                Net cash used in investing
                   activities.....................    (9,467)     (8,469)    (14,682)
                                                     -------    --------    --------
Cash flows from financing activities:
    Proceeds from long-term debt..................    32,729      12,685      12,612
    Repayments of long-term debt..................    (9,532)   (139,114)       (341)
    Payments of distributions.....................     --         (5,924)    (24,572)
    Payments of dividends to Triarc Companies,
     Inc..........................................   (30,000)    (59,300)      --
    Proceeds of First Mortgage Notes..............     --        125,000       --
    Net proceeds of initial public offering.......     --        117,382       --
    Net proceeds of private placement of equity...     --          7,367       --
    Capital contribution from General Partners....     --            338       --
    Advances to and repayments of obligations to
     Triarc Companies, Inc........................     --        (49,246)      --
    Payment of deferred financing costs...........      (816)     (6,600)      --
    Other.........................................     --            (27)      --
                                                     -------    --------    --------
                Net cash provided by (used in)
                   financing activities...........    (7,619)      2,561     (12,301)
                                                     -------    --------    --------

Net increase (decrease) in cash and cash
  equivalents.....................................    (1,158)      8,362      (6,571)
Cash and cash equivalents at beginning of year....     3,983       2,825      11,187
                                                     -------    --------    --------
Cash and cash equivalents at end of year..........   $ 2,825    $ 11,187    $  4,616
                                                     -------    --------    --------
                                                     -------    --------    --------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest....................................   $11,158    $ 13,337    $ 11,647
                                                     -------    --------    --------
                                                     -------    --------    --------
      Income taxes (net of refunds)...............   $ 1,261    $   (258)   $    189
                                                     -------    --------    --------
                                                     -------    --------    --------
Supplemental disclosures of noncash investing and
  financing activities:
    Capital expenditures:
        Total capital expenditures................   $ 8,966    $  6,981    $  7,793
        Amounts representing capitalized leases...      (884)       (241)      --
                                                     -------    --------    --------
        Capital expenditures paid in cash.........   $ 8,082    $  6,740    $  7,793
                                                     -------    --------    --------
                                                     -------    --------    --------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

     Due to their non-cash nature, the following are not reflected in the respective consolidated statements of cash flows:

     In June 1995 aggregate receivables from Southeastern Public Service Company ('SEPSCO'), a wholly owned subsidiary of Triarc Companies, Inc. ('Triarc'), of $34,537,000 were dividended to SEPSCO prior to a merger of Public Gas Company ('Public Gas') with and into National Propane Corporation (see Note 3).

     In September 1995 the stock of a subsidiary of Triarc which held the stock of two related entities engaged in the liquefied petroleum gas distribution business was contributed to National Propane Corporation by Triarc resulting in an increase to 'Additional paid-in capital' of $4,240,000. See Note 19 to the consolidated financial statements for further discussion.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') was formed on March 13, 1996 as a Delaware limited partnership. The Partnership and its subsidiary partnership National Propane, L.P. (the 'Operating Partnership') were formed to acquire, own and operate the propane business and substantially all the assets and liabilities (principally all assets and liabilities other than amounts due from a parent, deferred financing costs and income tax liabilities) of National Propane Corporation and subsidiaries ('National Propane', and referred to subsequent to the initial public offering (described below) as the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'). In addition, National Sales & Service, Inc. ('NSSI'), a subsidiary of the Operating Partnership, was formed to acquire and operate the service work and appliance and parts sales business of National Propane. The Partnership, the Operating Partnership and NSSI are collectively referred to hereinafter as the 'Partnership Entities'. The Partnership Entities consummated in July, 1996, an initial public offering (the 'Offering') of 6,301,550 common units representing limited partner interests in the Partnership (the 'Common Units') for an offering price of $21.00 per Common Unit aggregating $132,333,000 before $14,951,000 of underwriting discounts and commissions and other expenses related to the Offering. On November 6, 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the 'Equity Private Placement') at a price of $21.00 per Common Unit aggregating $8,400,000 before $1,033,000 of fees and expenses. On July 2, 1996 the Managing General Partner issued in a private placement $125,000,000 of 8.54% First Mortgage Notes due June 30, 2010 (the 'First Mortgage Notes'). The Operating Partnership assumed the Managing General Partner's obligation under the First Mortgage Notes in connection with the conveyance on July 2, 1996 (the 'Partnership Conveyance') by the Managing General Partner and National Propane SGP Inc., a subsidiary of the Managing General Partner (the 'Special General Partner' and, together with the Managing General Partner, the 'General Partners'), of substantially all of their assets and liabilities (excluding an existing $81,392,000 intercompany note from Triarc, $59,300,000 of the net proceeds from the issuance of the First Mortgage Notes which was used to pay a dividend to Triarc and certain net liabilities of the General Partners).

     The General Partners own general partner interests representing an aggregate 4% unsubordinated general partner interest (the 'General Partners' Interest') in the Partnership and the Operating Partnership on a combined basis. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated general partner interest in the Partnership Entities.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements presented herein reflect the effects of the Partnership Conveyance,in which the Partnership Entities became the successor to the businesses of National Propane. As such, the consolidated financial statements represent National Propane prior to the Partnership Conveyance and the Partnership Entities subsequent to the Partnership Conveyance. Because the Partnership Conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership Entities as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance, and (ii) the Partnership Entities subsequent to the Partnership Conveyance, is referred to herein as 'National'. Those assets and liabilities not conveyed to the Partnership were retained by the Managing General Partner. All significant intercompany balances and transactions have been eliminated in consolidation.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The accompanying consolidated financial statements reflect the effects of the June 1995 merger (the 'Merger') of Public Gas Company ('Public Gas') with and into National (see Note 3). Prior thereto Public Gas was an indirect wholly-owned subsidiary of Triarc. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying consolidated financial statements for 1995 have been restated to reflect the Merger.

REVENUE RECOGNITION

     National records sales of liquefied petroleum gas ('propane') when inventory is delivered to the customer.

CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when acquired are considered cash equivalents.

INVENTORIES

     Inventories, all of which are classified as finished goods, are stated at the lower of cost or market using an average cost basis.

PROPERTIES AND DEPRECIATION

     Properties are carried at cost less accumulated depreciation. Depreciation of properties is computed on the straight-line method over their estimated useful lives of 20 to 45 years for buildings and improvements, 4 to 30 years for equipment and customer installation costs, 3 to 10 years for office furniture and fixtures and 3 to 8 years for automotive and transportation equipment. Gains and losses arising from disposals are included in current operations.

AMORTIZATION OF INTANGIBLES

     Costs in excess of net assets of acquired companies ('Goodwill') arising after November 1, 1970 are being amortized on the straight-line basis principally over 15 to 30 years; Goodwill of $3,560,000 arising prior to that date is not being amortized. Non-compete agreements are being amortized on the straight-line basis over five years. Deferred financing costs are being amortized as interest expense over the lives of the respective debt using the interest rate method.

IMPAIRMENT

Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future results of operations of those acquired companies to which the goodwill relates. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Long-Lived Assets

     Effective October 1, 1995, National adopted Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of'. This standard requires that long-lived assets and certain identifiable intangibles held and

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

ACCRUED INSURANCE

     Accrued insurance includes reserves for incurred but not reported claims. Such reserves are based on actuarial studies using historical loss experience. Adjustments to recorded estimates resulting from subsequent actuarial evaluations or ultimate payments are reflected in the operations of the periods in which such adjustments become known.

INCOME TAXES

     The earnings of the Partnership and Operating Partnership are included in the Federal and state income tax returns of the individual partners. As a result, no income tax expense has been reflected in National's consolidated financial statements relating to the earnings of the Partnership and Operating Partnership. Federal and state income taxes are, however, provided on the earnings of NSSI. The Partnership Entities provide deferred income taxes to recognize the effect of temporary differences between NSSI's basis of assets and liabilities for tax and financial statement purposes. Federal and state income tax expense for periods prior to the Partnership Conveyance relate to National Propane, which is included in the consolidated Federal income tax return of Triarc. Under a tax sharing agreement with Triarc, National Propane provided income taxes on the same basis as if it filed a separate consolidated return. National Propane provided deferred income taxes to recognize the effect of temporary differences between the basis of assets and liabilities for tax and financial statement purposes. In connection with the Partnership Conveyance, all income tax liabilities of National Propane were retained by the Managing General Partner.

UNIT OPTIONS

     In 1996 National adopted SFAS No. 123, 'Accounting for Stock-Based Compensation' ('SFAS 123'). SFAS 123 defines a fair value based method of accounting for employee unit-based compensation and encourages adoption of that method of accounting but permits accounting under the intrinsic value method prescribed by an accounting pronouncement prior to SFAS 123. National has elected to continue to measure compensation costs for its employee unit-based compensation under the intrinsic value method. Accordingly, compensation cost for National's unit options is measured as the excess, if any, of the market price of National's units at the date of grant over the amount an employee must pay to exercise the options.

NET INCOME PER UNIT

     In the fourth quarter of 1997 the Company adopted SFAS No. 128 'Earnings Per Share' ('SFAS 128'). This standard requires the presentation of 'basic' and 'diluted' earnings per share, which replace the 'primary' and 'fully diluted' earnings per share measures required under prior accounting pronouncements. Basic and diluted income per share are the same for 1996 and 1997 since the only potentially dilutive securities are the unit options granted in 1997 which had no impact on net income per unit in 1997. The income per unit has been computed by dividing the net income, after deducting the General Partners' 4% interest, by the weighted average number of outstanding Common Units and Subordinated Units during the period. Although SFAS 128 requires restatement of all prior periods, the standard has had no effect on the Partnership's reported income per unit for 1996 since there were no potentially dilutive securities. The extraordinary item in 1996 was allocated entirely to the Managing General Partner.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FUTURES CONTRACTS AND PURCHASE COMMITMENTS

     National uses commodity futures contracts to reduce the risk of future price fluctuations for propane inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows of the items being hedged. Net realized gains and losses and unrealized gains and losses on open positions are not material.

(2) SIGNIFICANT RISKS AND UNCERTAINTIES

NATURE OF OPERATIONS

     National is engaged primarily in the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and resellers. National also markets propane-related supplies and equipment including home and commercial appliances. National's operations are concentrated in the Midwest, Northeast, Southeast and West regions of the United States.

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

SIGNIFICANT ESTIMATES

     National's significant estimates are for costs related to (i) insurance loss reserves (see Note 1) and (ii) an environmental contingency (see Note 17).

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

     Warren Petroleum Company ('Warren') supplied approximately 16% of National's propane in 1997 and Amoco Oil Company ('Amoco') and Conoco Inc. ('Conoco') each supplied approximately 10%. National believes that if supplies from Warren, Amoco or Conoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, National believes that the cost of procuring replacement supplies might be significantly higher, at least on a short-term basis, which could negatively affect National's margins. No other single supplier provided 10% or more of National's total propane purchases during 1997.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) PUBLIC GAS MERGER

     Effective June 29, 1995, Public Gas, previously a wholly-owned subsidiary of SEPSCO engaged in the propane business, was merged with and into National (the 'Merger'), with National continuing as the surviving corporation. In consideration for their investments in Public Gas and National Propane, SEPSCO received 330 shares of the merged corporation representing 24.8% of its issued and outstanding common stock and Triarc continued to hold 1,000 shares representing 75.2% of the stock of the merged corporation (see Note 19 for discussion of subsequent issuance of 30 shares of National Propane). Such percentages were based upon the relative fair values of Public Gas and National Propane prior to the Merger. In June 1995 prior to the Merger, Public Gas acquired the 0.3% of its common stock that SEPSCO did not own for $134,000.

     The following sets forth summary operating results of the combined entities for the year ended December 31, 1995 (in thousands):

Operating revenues:
     National Propane.........   $133,456(a)
     Public Gas...............     15,542(b)
     Eliminations.............        (15)
                                 --------
                                 $148,983
                                 --------
                                 --------
Net income (loss):
     National Propane.........   $ (2,287)(a)
     Public Gas...............      1,682(b)
                                 --------
                                 $   (605)
                                 --------
                                 --------

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

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                 (IN THOUSANDS,
                                                                                              EXCEPT FOR UNIT DATA)
Revenues...................................................................................        $   173,260
Operating income...........................................................................             16,938
Income before income taxes and extraordinary charge........................................             11,731
Income before extraordinary charge.........................................................             11,616
General partners' interest in income before extraordinary charge...........................                465
Unitholders' interest (common and subordinated) in income before extraordinary charge......             11,151
Unitholders' income before extraordinary charge per unit -- basic and diluted..............                .99
Weighted average number of units outstanding...............................................         11,235,188

(5) QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     The Partnership distributes to its partners, on a quarterly basis, all of its 'Available Cash' which generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters.

     Available Cash is generally distributed 96% to the Unitholders (including the Managing General Partner as the holder of Subordinated Units) and 4% to the General Partners, pro rata, except that if distributions of Available Cash exceed target distribution levels, as defined, above $0.525 quarterly per unit (the 'Minimum Quarterly Distribution'), the General Partners will receive an additional percentage of such excess distributions that will increase to up to 50% of the distributions above the highest target distribution level. See subsequent discussion of expectations regarding 1998 distributions.

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

     The Subordination Period will generally extend until the first day of any quarter beginning after June 30, 2001 in respect of which (i) distributions of Available Cash from operating surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods (the 'Periods') immediately preceding such date equaled or exceeded the aggregate of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the adjusted operating surplus generated during the Periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the General Partner Interests during such periods and (iii) there are no outstanding common unit arrearages.

     Prior to the end of the Subordination Period, a portion of the Subordinated Units will convert into Common Units on a one-for-one basis on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) June 30, 1999 (with respect to 1,133,410 Subordinated Units, subject to adjustment as discussed below), and (b) June 30, 2000 (with respect to 1,133,410 Subordinated Units, subject to adjustments as discussed below) in respect of which (i) distributions of Available Cash from operating surplus on the Common Units and the Subordinated Units with respect to the Periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the General Partners' Interest during such periods, and (iii) there are no outstanding Common Unit arrearages; provided, however, that the early conversion of the second tranche of Subordinated Units may not occur until at least one year following the early conversion of the first tranche of Subordinated Units. Such number of units eligible for early conversion on June 30, 1999 and June 30, 2000 shall be subject to increase in each case by a number of Subordinated Units equal to 25% of the total units issued upon any conversion of the Special General Partner's 2% General Partner Interest.

     Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate, pro rata, with the other Common Units in distributions of Available Cash. In addition, if the Managing General Partner is removed as a general partner of the Partnership other than for cause (i) the Subordination Period will end and all outstanding Subordinated Units will immediately convert into Common Units on a one-for-one basis, (ii) any existing Common Unit arrearages will be extinguished and (iii) the General Partners will have the right to convert their remaining General Partners' Interest (and the right to receive incentive distributions) into Common Units or to receive cash in exchange for such interests.

     On November 14, 1996 National paid a distribution of $0.525 per Common and Subordinated Unit with a proportionate amount for the General Partners' Interest, or an aggregate $5,924,000, including $2,616,000 to the General Partners. On February 14, 1997, May 15, 1997, August 14, 1997 and November 14, 1997 National paid quarterly distributions for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 to Unitholders of record on February 5, 1997, May 8, 1997, August 7, 1997 and November 6, 1997, respectively, each consisting of $0.525 per Common and Subordinated unit with a proportionate amount for the General Partners' Interest, or an aggregate of $6,143,000 each including $2,625,000 to the General Partners related to the Subordinated Units and the General Partners' Interest. On February 13, 1998 National paid a quarterly distribution for the quarter ended December 31, 1997 of $0.525 per Common and Subordinated Unit to Unitholders of record on February 5, 1998, with a proportionate amount for the General Partners' Interest or an aggregate of $6,143,000, including $2,625,000 to the General Partners related to the Subordinated Units and the General Partners' Interest. However, the Managing General Partner has agreed to forego any additional distributions on the Subordinated Units in order to facilitate the Partnership's compliance with a covenant restriction contained in the Bank Facility. Such distributions on the Subordinated Units will be resumed when their payment will not impact compliance with such covenant. Accordingly, the Partnership does not expect to pay any additional distributions on the Subordinated Units for the remainder of 1998.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) RECEIVABLES

     The following is a summary of the components of receivables:

                                                                                        DECEMBER 31,
                                                                                     ------------------
                                                                                      1996       1997
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Receivables:
     Trade........................................................................   $25,449    $14,892
     Other........................................................................       205        242
                                                                                     -------    -------
                                                                                      25,654     15,134
Less allowance for doubtful accounts (trade)......................................     1,437      1,179
                                                                                     -------    -------
                                                                                     $24,217    $13,955
                                                                                     -------    -------
                                                                                     -------    -------

     The following is an analysis of the allowance for doubtful accounts for the years ended December 31, 1995, 1996 and 1997:

                                                                                    DECEMBER 31,
                                                                             ---------------------------
                                                                              1995      1996      1997
                                                                             ------    ------    -------
                                                                                   (IN THOUSANDS)
Balance at beginning of year..............................................   $1,072    $  980    $ 1,437
Provision for doubtful accounts...........................................      848     1,347      1,147
Uncollectible accounts written off........................................     (940)     (890)    (1,405)
                                                                             ------    ------    -------
Balance at end of year....................................................   $  980    $1,437    $ 1,179
                                                                             ------    ------    -------
                                                                             ------    ------    -------

(7) PROPERTIES

     The following is a summary of the components of properties:

                                                                                       DECEMBER 31,
                                                                                   --------------------
                                                                                     1996        1997
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Land............................................................................   $  5,306    $  5,742
Buildings and improvements......................................................     12,012      12,369
Equipment and customer installation costs.......................................    122,609     120,494
Office furniture and fixtures...................................................      6,991       6,669
Automotive and transportation equipment.........................................     23,806      23,597
                                                                                   --------    --------
                                                                                    170,724     168,871
Less accumulated depreciation...................................................     90,090      88,525
                                                                                   --------    --------
                                                                                   $ 80,634    $ 80,346
                                                                                   --------    --------
                                                                                   --------    --------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies:

                                                                                        DECEMBER 31,
                                                                                     ------------------
                                                                                      1996       1997
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Costs in excess of net assets of acquired companies...............................   $16,875    $20,764
Less accumulated amortization.....................................................     2,274      3,148
                                                                                     -------    -------
                                                                                     $14,601    $17,616
                                                                                     -------    -------
                                                                                     -------    -------

(9) OTHER ASSETS

     The following is a summary of the components of other assets:

                                                                                        DECEMBER 31,
                                                                                     ------------------
                                                                                      1996       1997
                                                                                     -------    -------
                                                                                       (IN THOUSANDS)
Deferred financing costs..........................................................   $ 6,600    $ 6,600
Non-compete agreements............................................................     2,718      3,558
Other.............................................................................       861      1,314
                                                                                     -------    -------
                                                                                      10,179     11,472
                                                                                     -------    -------
Less accumulated amortization:
     Deferred financing costs.....................................................       236      1,089
     Non-compete agreements.......................................................     1,098      1,630
     Other........................................................................       174        338
                                                                                     -------    -------
                                                                                       1,508      3,057
                                                                                     -------    -------
                                                                                     $ 8,671    $ 8,415
                                                                                     -------    -------
                                                                                     -------    -------

(10) ACCRUED EXPENSES

     The following is a summary of the components of accrued expenses:

                                                                                        DECEMBER 31,
                                                                                      -----------------
                                                                                       1996       1997
                                                                                      -------    ------
                                                                                       (IN THOUSANDS)
Accrued compensation and related benefits..........................................   $ 2,375    $3,215
Accrued insurance..................................................................     3,404     3,161
Other accrued expenses.............................................................     4,324     1,490
                                                                                      -------    ------
                                                                                      $10,103    $7,866
                                                                                      -------    ------
                                                                                      -------    ------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1996        1997
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
8.54% First Mortgage Notes, due June 30, 2010 payable in equal annual installments of
  $15,625,000 commencing 2003 through 2010................................................   $125,000    $125,000
Bank Facility:
     Working capital facility, weighted average interest rate of 7.95% at December 31,
      1997................................................................................      6,000       8,500
     Acquisition facility, weighted average interest rate of 7.35% at December 31, 1997...      1,885      11,997
Acquisition notes, bearing interest at rates of 6% to 10%, due through 2001...............      1,424       1,869
Capitalized lease obligations.............................................................         47       --
                                                                                             --------    --------
          Total debt......................................................................    134,356     147,366
Less current portion of long-term debt....................................................      6,312       9,235
                                                                                             --------    --------
                                                                                             $128,044    $138,131
                                                                                             --------    --------
                                                                                             --------    --------

     The aggregate annual maturities of long-term debt are as follows as of December 31, 1997 (in thousands):

                         YEAR ENDING
                         DECEMBER 31,
--------------------------------------------------------------
   1998.......................................................   $  9,235
   1999.......................................................      2,737
   2000.......................................................      4,146
   2001.......................................................      4,251
   2002.......................................................      1,997
   Thereafter.................................................    125,000
                                                                 --------
                                                                 $147,366
                                                                 --------
                                                                 --------

     The Partnership maintains a bank facility (the 'Bank Facility') with a group of banks which, as amended, provides for a $15,000,000 working capital facility (the 'Working Capital Facility') and a $20,000,000 acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. The Bank Facility bears interest, at National's option, at either (i) the 30, 60, 90 or 180-day London Interbank Offered Rate plus a margin generally ranging from 1.00% to 1.75% or
(ii) the higher of (a) the prime rate and (b) the Federal funds rate plus 0.5% in either case, plus a margin of up to 0.25%. Borrowing under the Working Capital Facility will mature in full on June 30, 1999. However, National must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31. The Acquisition Facility converts to a term loan in July 1999 and amortizes thereafter in twelve equal quarterly installments through July 2002.
Amendments to the Bank Facility, effective as of December 31, 1997, modified certain covenants, reduced the amount of the Acquisition Facility from $40,000,000 to $20,000,000 and extended the conversion date of the Acquisition Facility to June 30, 1999.

     National's Bank Facility and the First Mortgage Notes contain certain restrictive covenants which, among other matters, (i) require meeting certain financial amount and ratio tests, (ii) limit the incurrence of certain other additional indebtedness and certain investments, asset dispositions and transactions with affiliates other than in the normal course of business and
(iii) restrict the payment of distributions by the Operating Partnership. The Managing General Partner has agreed to forego any

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

additional distributions on the Subordinated Units in order to facilitate the Partnership's compliance with a covenant restriction contained in the Bank Facility. (see Note 5).

     National's obligations under both the First Mortgage Notes and the Bank Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

     The fair value of the First Mortgage Notes as of December 31, 1997 was $133,050,000 using a discounted cash flow analysis based on an estimate of the Operating Partnership's then current borrowing rate for similar securities. As of December 31, 1996, the fair value of the First Mortgage Notes was assumed to reasonably approximate their carrying value due to their then recent issuance on July 2, 1996 and an insignificant change in borrowing rates from July 2, 1996 to December 31, 1996. The fair values of the revolving loans and the acquisition loans under the Bank Facility at December 31, 1996 and 1997 approximated their carrying values due to their floating interest rates. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since the interest rates approximate current levels.

(12) INCOME TAXES

     The provision for (benefit from) income taxes for the years ended December 31, 1995 and through the Partnership Conveyance in 1996 relate to National Propane and subsequent to the Partnership Conveyance relate only to NSSI since no taxes are provided on the earnings of the Partnership and the Operating Partnership.

     The provision for income taxes before extraordinary charge for the years ended December 31, 1995, 1996 and 1997 consists of the following components:

                                                  YEAR ENDED DECEMBER 31,
                                                  ------------------------
                                                   1995      1996     1997
                                                  ------    ------    ----
                                                       (IN THOUSANDS)
Current:
  Federal......................................   $1,890    $2,309    $ 44
  State........................................      406       498     135
                                                  ------    ------    ----
                                                   2,296     2,807     179
                                                  ------    ------    ----
Deferred:
  Federal......................................    2,114      (716)    (42)
  State........................................     (119)     (154)    (10)
                                                  ------    ------    ----
                                                   1,995      (870)    (52)
                                                  ------    ------    ----
                                                  $4,291    $1,937    $127
                                                  ------    ------    ----
                                                  ------    ------    ----

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the reported tax provision and a computed tax provision based on income before income taxes and extraordinary charge at the statutory Federal income tax rate of 35% is reconciled as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                            ----------------------------
                                                                             1995      1996       1997
                                                                            ------    -------    -------
                                                                                   (IN THOUSANDS)
Income taxes computed at Federal statutory tax rate......................   $1,290    $ 2,690    $ 1,391
Increase (decrease) in taxes resulting from:
     Partnership income taxable directly to the partners.................     --       (1,085)    (1,347)
     State income taxes, net of Federal income tax benefit...............      187        223         81
     Amortization of non-deductible Goodwill.............................      126         98      --
     Provision for income tax contingencies..............................    2,500      --         --
     Other, net..........................................................      188         11          2
                                                                            ------    -------    -------
                                                                            $4,291    $ 1,937    $   127
                                                                            ------    -------    -------
                                                                            ------    -------    -------

     During 1995 National Propane provided $2,500,000 included in 'Provision for income taxes', for certain adjustments relating to National Propane proposed by the Internal Revenue Service as a result of its examination of Triarc's Federal income tax returns for the tax years 1989 through 1992. In connection with the formation of the Partnership, the tax sharing agreement between Triarc and National Propane was amended to provide that Triarc would be responsible for any Federal income tax liability with respect to the proposed adjustments and in connection with the Partnership Conveyance, the $2,500,000 reserve for the settlement of the proposed adjustments was retained by the Managing General Partner.

(13) DUE FROM PARENTS

     Concurrent with the closing of the Offering, the Partnership made a $40,700,000 loan to Triarc. The note bears interest at 13.5% per annum, amortizes $5,087,500 per year commencing 2003 and is secured by a pledge by Triarc of the 75.7% of the shares of capital stock of the Managing General Partner that are owned by Triarc directly. Interest is payable semi-annually on June 30 and December 30. The estimated fair value of the loan to Triarc as of December 31, 1997 was $43,321,000 and was determined by using a discounted cash flow analysis based on an estimate of Triarc's then current borrowing rate for a similar security.

     As of January 1, 1996, National Propane had $81,392,000 of interest-bearing advances to Triarc which were not conveyed to the Partnership as part of the Partnership Conveyance (see Note 1). As of January 1, 1995, National Propane had $31,938,000 of non-interest bearing advances to SEPSCO. During 1995 such advances, together with $2,599,000 of additional advances during 1995, were dividended to SEPSCO prior to the Merger (see Note 3).

(14) EXTRAORDINARY CHARGE

     In connection with the early extinguishment of debt in the year ended December 31, 1996, National recognized a $2,631,000 extraordinary charge consisting of the write-off of unamortized deferred financing costs of $4,126,000 and the payment of prepayment penalties and fees of $225,000 less an income tax benefit of $1,720,000. In accordance with the Partnership Conveyance, the extraordinary charge was allocated entirely to the General Partners.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) RETIREMENT PLANS

     As discussed in Note 19, following the Partnership Conveyance and the Offering, the management and employees of the Managing General Partner manage and operate the propane business and assets owned by National. The Managing General Partner is reimbursed for all such costs incurred on behalf of National including the cost of retirement plans.

     The Managing General Partner maintains a 401(k) defined contribution plan (the 'Plan') which covers all employees meeting certain eligibility requirements. The Plan allows eligible employees to contribute up to 15% of their compensation and the Managing General Partner makes matching contributions of 25% of employee contributions up to the first 5% of an employee's contribution. The Managing General Partner also makes an annual contribution equal to 1/4 of 1% of employee's compensation. In connection with these employer contributions, National provided $142,000, $143,000 and $187,000 in 1995, 1996 and 1997 respectively.

     Under certain union contracts, the Managing General Partner is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, National provided $669,000, $669,000 and $614,000 in 1995, 1996 and 1997, respectively.
Information from the administrators of the union plans is not available to permit National to determine its proportionate share of unfunded vested benefits, if any.

(16) LEASE COMMITMENTS

     National has entered into certain operating leases for office space, trucks and other equipment.

     The future minimum rental commitments at December 31, 1997 under operating leases having an initial or remaining noncancellable term of one year or more are as follows (in thousands):

1998......................................................       $  776
1999......................................................          457
2000......................................................          245
2001......................................................          135
2002......................................................           71
Thereafter................................................          210
                                                                -------
     Total minimum lease payments.........................       $1,894
                                                                -------
                                                                -------

     National incurred rent expense under operating leases of $669,000, $935,000 and $1,008,000 in 1995, 1996 and 1997, respectively.

(17) LEGAL MATTERS

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears the likely remedy will involve treatment of groundwater and the soil, including installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. The environmental consultants' current range of estimated costs for remediation is from $700,000 to $1,700,000. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations down gradient from the original site. If it is ultimately confirmed that the

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contaminant plume extends under such properties and if such plume is attributable to the contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Thus National has a remaining accrual of approximately $700,000 as of December 31, 1997, all of which was provided in prior years, for the minimum costs estimated for the anticipated remediation method. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

     The Partnership is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, primarily the regulations promulgated by the Occupational Safety and Health Administration. On August 18, 1997, the U.S. Department of Transportation (the 'DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. The Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Partnership's cargo tanks. The Partnership, as well as the National Propane Gas Association and the propane industry in general, believe that the Final Rule cannot practicably be complied with in this current form. Accordingly, on October 15, 1997, the Partnership joined four other multi-state propane marketers in filing an action against the DOT in United States District Court seeking to enjoin enforcement of the Final Rule. On February 13, 1998, the court preliminarily enjoined the DOT from enforcing the Final Rule pending the final outcome of the litigation. At this time, the Partnership cannot determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be.

     There are a number of lawsuits pending or threatened against National. In general, these lawsuits have arisen in the ordinary course of National's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of National or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. However, any one or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

(18) ACQUISITIONS

     During 1995, 1996 and 1997 National acquired several companies engaged in the sale of propane and related merchandise. The purchase prices (including debt issued and assumed) aggregated $373,000, $2,045,000 and $9,237,000 and resulted in increases in Goodwill of $116,000, $162,000 and $3,889,000 in

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1995, 1996 and 1997, respectively. (See Note 19 for discussion of Triarc's 1995 acquisition on behalf of National).

(19) TRANSACTIONS WITH AFFILIATES

     In August 1995 Triarc, through a wholly owned subsidiary, acquired all of the outstanding stock of two companies engaged in the propane distribution business. The aggregate purchase price was $4,240,000 (including the assumption of certain existing indebtedness). In September 1995 the stock of the subsidiary which acquired the two companies was contributed by Triarc to NPC Holdings, Inc. ('NPC Holdings'), a wholly-owned subsidiary of Triarc, which in turn contributed such stock to National. Such contribution resulted in increases in National's 'Additional paid-in capital' of $4,240,000 and 'Goodwill' of $2,181,000. In consideration for such contribution, NPC Holdings received an additional 30 shares of National Propane's common stock, increasing its ownership of National Propane to 75.7% from 75.2%.

     In the fourth quarter of 1995 National sold certain of its accounts receivable to Triarc for cash of $3,809,000. Collections received on such receivables by National were remitted to Triarc on a periodic basis. As of December 31, 1996 all remittances had been made.

     Following the Partnership Conveyance and the Offering, the management and employees of the Managing General Partner manage and operate the propane business and assets owned by the Partnership Entities. The Partnership Entities do not have any officers or employees of their own. The Managing General Partner is reimbursed by the Partnership Entities at cost for all direct and indirect expenses incurred on behalf of the Partnership Entities, including the costs of compensation and employee benefit plans described herein that are properly allocable to the Partnership Entities, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership Entities. The Partnership Agreement provides that the Managing General Partner will determine the expenses that are allocable to the Partnership Entities in any reasonable manner determined by the Managing General Partner in its sole discretion. The Partnership Entities reimbursed the Managing General Partner $15,429,000 and $34,099,000 during the period from the Partnership Conveyance through December 31, 1996 and for the year ended December 31, 1997, respectively. Affiliates of the General Partners (including Triarc) provide administrative services for the General Partners on behalf of the Partnership Entities and are reimbursed for all expenses incurred in connection therewith. Such charges aggregated $103,000 from Triarc for 1997. There were no similar charges for the period from the Partnership Conveyance through December 31, 1996. In addition, the General Partners and their Affiliates (including Triarc) may provide additional services to the Partnership Entities, for which National will be charged reasonable fees as determined by the Managing General Partner.

     Prior to the Partnership Conveyance and the Offering, National Propane received from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. Under a management services agreement such costs were allocated based upon the greater of (i) the sum of earnings before income taxes, depreciation and amortization and (ii) 10% of revenues, as a percentage of Triarc's corresponding consolidated amount. Management of National believes that such allocation method is reasonable. Costs charged to National under the management services agreement with Triarc were $3,000,000 and $1,500,000 for 1995 and the six months ended June 30, 1996, respectively. National understands Triarc is predominately a holding company and substantially all of the expenses it incurs are for services or purchases made on behalf of its affiliated companies and, accordingly, are chargeable to such companies in accordance with management services and other agreements. However, National believes that the costs allocated prior to the Partnership Conveyance and the Offering exceed those which would have been, and are being, incurred by National on a standalone basis. Such costs for services provided by Triarc would have approximated amounts not in excess of $1,500,000 and $750,000 for 1995 and for the six months ended June 30, 1996, respectively.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     See also Notes 1, 3, 5, 11, 12 and 13 for discussion of other transactions with related parties.

(20) UNIT OPTION PLAN

     Prior to the Offering and effective July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which provides for the grant of (i) options ('Unit Options') to purchase Common Units and Subordinated Units and (ii) Common Unit appreciation rights ('UARs') to National's directors, officers and employees. The Unit Options have maximum terms of ten years. Expenses recognized resulting from grants under the Opton Plan are allocated to the Partnership in accordance with an agreement between the Managing General Partner and the Partnership. As of December 31, 1997 there were an aggregate of 1,002,015 Common Units and Subordinated Units available for grant.

     During 1997, the Managing General Partner granted 315,000 Unit Options at an option price of $17.30 which was below the fair market value of the Common Units of $21.625 at the date of grant. Such difference resulted in aggregate unearned compensation for the Partnership of $1,362,000; such amount was recognized as 'Partners' Capital' with an equal amount recognized as an offset to 'Partners' Capital.' Such unearned compensation is being amortized over the applicable service period of five years. During 1997, $115,000 was amortized to compensation expense, resulting in a remaining unamortized balance of $1,247,000. Of the unit options granted in 1997, 60% of the options vest one-third per year over the three-year period commencing two years from date of grant and 40% of the options vest upon, and in the same proportion as, the conversion of the outstanding Subordinated Units into Common Units in accordance with the terms of the Partnership Agreement (for further description of the timing of the conversion of the Subordinated Units, see Note 5) but, in any event, no later than March 2007.

     As of December 31, 1997 there were 315,000 unit options outstanding, none of which were exercisable, each with (i) an option price of $17.30, (ii) a remaining contractual life of 9.7 years and (iii) a fair value (see below) of $2.27. The Partnership accounts for stock-based compensation using the intrinsic value method. Had compensation cost for Unit Options granted in 1997 been (i) determined based on the fair value method as provided for in SFAS 123, (ii) reduced for compensation expense recorded in accordance with the intrinsic value method by eliminating the amortization of unearned compensation and (iii) income tax affected, the Partnership's 1997 net income and earnings per unit would have been increased by $74,000, or $.01 per Common and Subordinated Unit. The fair value of the options granted during 1997 was determined using the Black-Sholes option pricing model with the following assumption: (i) distribution amount of $.525 per unit per quarter, (ii) average Common Unit price volatility of 19.4% (also used as an estimate of Subordinated Unit volatility), (iii) risk-free interest rate of 6% and (iv) expected option life of 7 years.

                                                                      NUMBER OF                      FAIR
                                                                        UNITS      EXERCISE PRICE    VALUE
                                                                      ---------    --------------    -----
Outstanding at January 1, 1997.....................................      --            $--           $--
Granted............................................................    315,000          17.30         2.27
Forfeited..........................................................      --            --             --
                                                                      ---------       -------        -----
Outstanding at December 31, 1997...................................    315,000         $17.30        $2.27
                                                                      ---------       -------        -----
                                                                      ---------       -------        -----
Options exercisable at December 31, 1997...........................          0
                                                                      ---------
                                                                      ---------

OPTIONS OUTSTANDING AT DECEMBER 31, 1997
----------------------------------------
Option prices at end of year................................................................   $   17.30
Remaining contractual life..................................................................   9.7 years

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

     The following table sets forth certain information with respect to the current directors and executive officers of the Managing General Partner.

NAME                             AGE   POSITION WITH THE MANAGING GENERAL PARTNER
------------------------------   ---   -----------------------------------------------------------------
Nelson Peltz..................   55    Director and Chairman
Peter W. May..................   55    Director and Vice Chairman
Frederick W. McCarthy.........   56    Director
Ronald D. Paliughi............   54    Director
Willis G. Ryckman III.........   53    Director
Ronald R. Rominiecki..........   44    President and Chief Operating Officer
C. David Watson...............   39    Senior Vice President, Administration, General Counsel and
                                         Assistant Secretary
R. Brooks Sherman, Jr. .......   32    Vice President and Chief Financial Officer
Martin A. Woods...............   39... Vice President of Supply and Distribution

     Nelson Peltz has been a director of the Managing General Partner and a director and Chairman of the Board and Chief Executive Officer of Triarc Companies, Inc. since April 23, 1993, and Chairman of the Board of the Managing General Partner since April 1997. Since April 1993, he has also been a director and Chairman of the Board and Chief Executive Officer of certain of Triarc's other subsidiaries, including RC/Arby's Corporation ('RCAC'). He is also a general partner of DWG Acquisition Group, L.P. ('DWG Acquisition'), whose principal business is ownership of securities of Triarc. From its formation in January 1989 until April 23, 1993, Mr. Peltz was Chairman and Chief Executive Officer of Trian Group, Limited Partnership ('Trian'), which provided investment banking and management services for entities controlled by Mr. Peltz and Mr. May. From 1983 to December 1988, he was Chairman and Chief Executive Officer and a director of Triangle Industries, Inc. ('Triangle'), which, through wholly-owned subsidiaries, was, at that time, a manufacturer of packaging products, copper electrical wire and cable and steel conduit and currency and coin handling products.

     Peter W. May has been a director of the Managing General Partner and a director and President and Chief Operating Officer of Triarc since
April 23, 1993, and Vice Chairman of the Board of the Managing General Partner since April 1997. Since April 1993, he has also been a director and President and Chief Operating Officer of certain of Triarc's other subsidiaries, including RCAC. He is also a general partner of DWG Acquisition. From its formation in January 1989 until April 23, 1993, Mr. May was President and Chief Operating Officer of Trian. He was President and Chief Operating Officer and a director of Triangle from 1983 until December 1988.

     Frederick W. McCarthy has been a director of the Managing General Partner since September 25, 1996. Mr. McCarthy has been Chairman of Triumph Capital Group, Inc., an investment management firm, since 1990. Mr. McCarthy was formerly a Managing Director of Drexel Burnham Lambert where he was employed from 1974 until 1990. Mr. McCarthy serves as a director of Tutor Time Learning Systems, Inc., an operator and franchisor of educational child care centers, and of Paragon Acceptance Corporation, an automotive finance company.

     Ronald D. Paliughi is a director of the Managing General Partner and was President and Chief Executive Officer of the Managing General Partner from April 29, 1993 until his retirement effective January 2, 1998. From 1987 to 1990, Mr. Paliughi was Senior Vice President -- Western Operations of AmeriGas Propane, Inc. (then a subsidiary of UGI Corporation), the largest propane company in the U.S. During 1986, Mr. Paliughi was Director of Retail Operations of CalGas Corporation. For more than 14 years prior, he held various positions with VanGas, Inc. ('VanGas'), the western subsidiary of Suburban Propane Gas (then a division of Quantum Chemical Corporation), the third largest U.S. propane company. He last served as Senior Vice President/General Manager, the top executive officer at VanGas.

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

     Ronald R. Rominiecki has served as President and Chief Operating Officer of the Managing General Partner since November 1, 1997. Prior to November 1, 1997, Mr. Rominiecki served as Senior Vice President and Chief Financial Officer after joining the Managing General Partner on December 1, 1995. From April 1994 to November 1995, he served as Vice President and Chief Financial Officer of O'Brien Environmental Energy, Inc. ('O'Brien'), a publicly-owned company engaged in cogeneration and other energy related businesses. In September 1994 O'Brien filed a petition in bankruptcy under Chapter 11 of the United States Code. From June 1988 to March 1994, Mr. Rominiecki was Corporate Controller at Westmoreland Coal Company, a NYSE listed company.

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

     R. Brooks Sherman, Jr. has served as Vice President, Chief Financial Officer of the Managing General Partner since November 1, 1997. Prior to November 1, 1997, Mr. Sherman served as Controller and Chief Accounting Officer after joining the Managing General Partner on November 12, 1996. From August 12, 1995 to November 11, 1996, he served as Chief Financial Officer of Berthel Fisher & Company Leasing, Inc, the General Partner of two publicly-owned equipment leasing limited partnerships. From October, 1990 to August 12, 1995 he served in various audit capacities with Ernst & Young, LLP, lastly as an Audit Manager.

     Martin A. Woods has served as Vice President, Supply and Distribution of the Managing General Partner since June 30, 1997. From 1996 to June, 1997, he was Sales Coordinator, Northeast for Conoco, Inc. and more than 13 years prior he held various other positions with Conoco, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salaries, bonuses and all other compensation awards and payouts earned by the President and Chief Executive Officer and by certain named executive officers of the Managing General Partner (collectively, the 'Named Officers') for services rendered to the Managing General Partner and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.

                            SUMMARY COMPENSATION TABLE

                                                        ANNUAL
                                                     COMPENSATION
                                     ---------------------------------------------
                                                                        OTHER
                                                                       ANNUAL
 NAME AND PRINCIPAL POSITION   YEAR   SALARY($)       BONUS($)     COMPENSATION($)
-----------------------------  ----  ------------     --------     ---------------
Ronald R. Rominiecki ........  1997     173,333        45,000             102
  President and Chief          1996     165,000       100,000(3)          571
  Operating Officer            1995      13,750(7)      --             --
C. David Watson .............  1997     125,000        15,000              66
  Senior Vice President,       1996      10,417(9)      --             --
  Administration, General      1995      --             --             --
  Counsel and Assistant
  Secretary
R. Brooks Sherman, Jr.  .....  1997      75,461        10,000              50
  Vice President, Chief        1996       7,808(14)     --             --
  Financial Officer            1995      --             --             --
Martin A. Woods .............  1997      77,000(15)    15,000          --
  Vice President, Supply and   1996      --             --             --
  Distribution                 1995      --             --             --
Ronald D. Paliughi ..........  1997     300,000        51,784             288
  Former Chief Executive       1996     277,083       500,000(3)        5,621
  Officer                      1995     250,000         --              2,592

                                                   LONG-TERM COMPENSATION
                                                           AWARDS
                                ------------------------------------------------------------
                                                    NUMBER OF
                                  RESTRICTED        SECURITIES       LTIP
                                     STOCK          UNDERLYING      PAYOUTS     ALL OTHER
 NAME AND PRINCIPAL POSITION      AWARD(S)(#)   OPTIONS/SARS(#)(2)  ($)(1)   COMPENSATION($)
-----------------------------   --------------- ------------------  -------  ---------------
Ronald R. Rominiecki ........       --                40,000(10)      --          54,380(11)
  President and Chief               --               --               --          63,000(8)
  Operating Officer                 --                20,000(4)       --         --
C. David Watson .............       --                27,000(10)      --          39,520(12)
  Senior Vice President,            --                18,000(4)       --         --
  Administration, General           --               --               --         --
  Counsel and Assistant                              --
  Secretary
R. Brooks Sherman, Jr.  .....       --                16,000(10)      --         --
  Vice President, Chief             --               --               --         --
  Financial Officer                                  --               --         --
Martin A. Woods .............       --                18,000(10)      --           8,244(13)
  Vice President, Supply and        --               --               --         --
  Distribution                      --               --               --         --
Ronald D. Paliughi ..........       --               --               --         --
  Former Chief Executive            --                30,000(5)      57,500      --
  Officer                           --                51,000(5)       --          96,178(6)

------------
 (1) On January 16, 1996, the restrictions on all previously granted restricted stock awards of Triarc Class A Common Stock, par value $.10 per share, made pursuant to Triarc's 1993 Equity Participation Plan,lapsed.

 (2) All option grants were made either pursuant to Triarc's 1993 Equity Participation Plan (described below under 'Option/SAR Grants in Last Fiscal Year, Individual Grants') (the 'Triarc Plan') or pursuant to National's 1996 Unit Option Plan (described below under 'Unit Option Plan Grants in Last Fiscal Year, Individual Grants') (the 'Unit Option Plan'), as noted.

 (3) Paid by Triarc in connection with activities related to the monetization of its propane business.

 (4) Represents stock option grants made pursuant to the Triarc Plan: one-third of the options granted will vest on each of the first, second and third anniversaries of the date of grant and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

 (5) Represents Mr. Paliughi's options to acquire Triarc Class A Common Stock, which vested as of January 2, 1998 and may be exercised on or before January 1, 1999.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (6) Includes $33,333 for certain salary allowances and $60,829 of reimbursed moving expenses in connection with Mr. Paliughi's relocation to Cedar Rapids, Iowa.

 (7) Mr. Rominiecki began his employment with the Managing General Partner on December 1, 1995. The amount reported is based on his 1995 annual salary of $165,000.

 (8) Represents a one-time bonus payable in connection with Mr. Rominiecki's employment by the Managing General Partner.

 (9) Mr. Watson began his employment with the Managing General Partner on December 2, 1996. The amount reported was based on his 1996 annual salary of $125,000.

(10) Represents unit option grants made pursuant to the Unit Option Plan: 60% of the options vest one-third per year over the three-year period commencing two years from date of grant and 40% of the options vest upon, and in the same proportion as, the conversion of the outstanding Subordinated Units of the Partnership into Common Units in accordance with the terms of the Partnership Agreement but, in any event, no later than March 2007 and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. The unit option grants were initially issued with an exercise price of $17.30 (80% of the closing price on September 17, 1997).

(11) Includes $54,380 of reimbursed moving expenses in connection with Mr. Rominiecki's relocation to Cedar Rapids, Iowa.

(12) Includes $39,520 of reimbursed moving expenses in connection with Mr. Watson's relocation to Cedar Rapids, Iowa.

(13) Includes $8,244 of reimbursed moving expenses in connection with Mr. Woods' relocation to Cedar Rapids, Iowa.

(14) Mr. Sherman began his employment with the Managing General Partner on November 12, 1996. The amount reported is based on his 1996 annual salary of $70,000.

(15) Mr. Woods began his employment with the Managing General Partner on June 30, 1997. The amount reported is based on an annual salary of $130,000.

CASH INCENTIVE PLANS

     National Propane has implemented an annual cash incentive plan (the 'Annual Incentive Plan') and a mid-term cash incentive plan (the 'Mid-Term Incentive Plan') for executive officers and key employees of National Propane.

     The Annual Incentive Plan is designed to provide annual incentive awards to participants which are based on (i) whether National Propane has met certain pre-determined financial goals and (ii) the performance of the participant during the preceding year. Under the Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by National Propane's management in consultation with the Compensation Committee of the Board of Directors of National Propane (the 'Compensation Committee'). The Compensation Committee may elect to adjust awards on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the 'quality' of National Propane's earnings or to take into account external factors that affect performance results. The Compensation Committee also may decide that multiple performance objectives related to National Propane's and/or the individual's performance may be appropriate and, in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. The Annual Incentive Plan is administered by the Compensation Committee and may be amended or terminated by such Compensation Committee at any time.

     Under the Mid-Term Incentive Plan, incentive awards will be granted to participants if National Propane achieves an agreed upon profit over a three year performance cycle. During each plan year, an amount will be accrued for each participant based upon the amount by which National Propane's profit for such year exceeds a certain minimum return. A new three-year performance cycle begins each year, such that after the third year the annual cash amount paid to participants pursuant to the Mid-Term Incentive Plan should equal the target award if National Propane's profit goals have been achieved for the full three-year cycle. Except as may otherwise be set forth in a participant's employment agreement, the Compensation Committee may adjust, upward or downward, an individual's award based upon an assessment of the individual's relative contribution to National Propane's longer-term profit performance. The Compensation Committee may amend or terminate the Mid-Term Incentive Plan at any time.

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

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR, INDIVIDUAL GRANTS

     No options to purchase shares of Triarc Class A Common Stock or SARs have been granted to any of the Named Officers in respect of 1997 except for the grant of 18,000 options granted to Mr. Watson on June 16, 1997.

OPTION/SAR EXERCISES IN 1997 AND YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning options to purchase shares of Triarc Class A Common Stock, and the values at the end of 1997 of unexercised in-the-money options to purchase shares of Triarc Class A Common Stock granted to the Named Officers outstanding as of the end of 1997. No Named Officer exercised any options to purchase Triarc Class A Common Stock in 1997.

                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                                 OPTIONS/SARS AT                   OPTIONS/SARS
                                                                   FISCAL 1997                    AT FISCAL 1997
                                                                     YEAR-END                      YEAR-END(1)
                                                           ----------------------------    ----------------------------
                          NAME                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------------------------------------------   -----------    -------------    -----------    -------------
Ronald R. Rominiecki....................................      13,334           6,666       $   228,345      $ 114,155
C. David Watson.........................................      --              18,000           --             148,140
R. Brooks Sherman, Jr. .................................      --              --               --             --
Martin A. Woods.........................................      --              --               --             --
Ronald D. Paliughi......................................      80,999(2)       40,001         1,070,242        398,758

------------

(1) On December 31, 1997, the last day of Fiscal 1997, the closing price of the Triarc Class A Common Stock was $27.25 per share.

(2) All Mr. Paliughi's options vested as of January 2, 1998 and may be exercised on or before January 1, 1999.

UNIT OPTION PLAN GRANTS IN LAST FISCAL YEAR, INDIVIDUAL GRANTS

     Effective upon the closing of the IPO, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which permits the issuance of options (the 'Options') and Unit appreciation rights ('UARs') to eligible persons. An aggregate of 1,250,000 Common Units and Subordinated Units are initially reserved for issuance as of the Option Plan's effective date. Pursuant to the terms of the Option Plan, an additional number of Units equal to 1% of the number of Units outstanding as of each December 31 following the Option Plan's effective date will be added to the total number of Units that may be issued thereafter. Accordingly, as of December 31, 1997, an additional 134,030 Units have been made available for issuance under the Option Plan. As of December 31, 1997, a total of 315,000 Options have been granted under the Option Plan. The number of Units available for issuance pursuant to the Option Plan is subject to adjustment in certain circumstances.

UNIT OPTION PLAN EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning Options to purchase Units, and the values at the end of 1997 of unexercised in-the money Options to purchase Units granted to the Named Officers outstanding at the end of 1997. No named Officers exercised any Options to purchase Units in 1997.

                                                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED               IN-THE-MONEY
                                                                  OPTIONS/SARS AT                   OPTIONS/SARS
                                                                    FISCAL 1997                    AT FISCAL 1997
                                                                      YEAR-END                      YEAR-END(1)
                                                            ----------------------------    ----------------------------
                          NAME                              EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------------------------------------   -----------    -------------    -----------    -------------
Ronald R. Rominiecki.....................................      --              40,000         $--            $ 155,500
C. David Watson..........................................      --              27,000          --              104,963
R. Brooks Sherman, Jr. ..................................      --              16,000          --               62,200
Martin A. Woods..........................................      --              18,000          --               69,975
Ronald D. Paliughi.......................................      --              --              --              --

------------

(1) On September 17, 1997, the Units were initially issued at an exercise price of $17.30, which was 80% of the closing price on September 17, 1997. On December 31, 1997, the last day of Fiscal 1997, the closing price of the Units was $21.1875 per Unit.

COMPENSATION OF DIRECTORS

     The Managing General Partner pays no additional remuneration to its employees (or employees of any of its Affiliates) for serving as directors. The Partnership currently compensates directors who are not employees of the Managing General Partner or its Affiliates for serving as such with a $15,000 annual stipend and a $750 per meeting fee and reimburses them for out-of-pocket expenses. Such directors are also eligible to participate in the Unit Option Plan.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

     Mr. Rominiecki has an employment contract with the Managing General Partner, dated as of March 11, 1997, as amended, pursuant to which (i) the Managing General Partner agrees to employ Mr. Rominiecki as President and Chief Operating Officer, (ii) Mr. Rominiecki receives a base salary of $215,000 per annum during his employment (subject to increase at the discretion of the Board of Directors), (iii) Mr. Rominiecki is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 75% of his base salary based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Rominiecki is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award at least equal to 40% of his base salary based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle,
(v) Mr. Rominiecki is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for good cause (as defined) during the term of his employment agreement, and (vi) Mr. Rominiecki is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses. The agreement also restricts Mr. Rominiecki from competing with the General Partner for 18 months after the termination of the agreement if such termination results from Mr. Rominiecki's voluntary resignation or the Managing General Partner's termination of Mr. Rominiecki's employment for good cause (as defined in the agreement).

     Mr. Watson has an employment agreement with the Managing General Partner pursuant to which (i) Mr. Watson is employed as Senior Vice
President -- Administration and General Counsel effective December 19, 1996,
(ii) Mr. Watson receives a base salary of $125,000 per annum, (iii) Mr. Watson is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 50% of his base salary, based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Watson is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award equal to 40% of his base salary, based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle, (v) Mr. Watson is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement, and (vi) Mr. Watson is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses.

     Mr. Sherman has an employment agreement with the Managing General Partner pursuant to which (i) Mr. Sherman is employed as Vice President -- Chief Financial Officer effective November 1, 1997, (ii) Mr. Sherman receives a base salary of $100,000 per annum, (iii) Mr. Sherman is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 50% of his base salary, based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Sherman is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award equal to 40% of his base salary, based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle,
(v) Mr. Sherman is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement, and (vi) Mr. Sherman is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses.

     Mr. Woods has an employment agreement with the Managing General Partner pursuant to which (i) Mr. Woods is employed as Vice President -- Supply and Distribution effective June 30, 1997, (ii) Mr. Woods receives a base salary of $130,000 per annum, (iii) Mr. Woods is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 50% of his base salary, based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Woods is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award equal to 40% of his base salary, based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle, (v) Mr. Woods is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement, and (vi) Mr. Woods is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses.

     Mr. Paliughi retired from the Managing General Partner effective January 2, 1998. Pursuant to his employment contract with the Managing General Partner, Mr. Paliughi is entitled to severance benefits of $200,000 per year for five years. Mr. Paliughi's Triarc options vested as of January 2, 1998 and may be exercised on or before January 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF PARTNERSHIP UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND THE SELLING UNITHOLDER

     The table below sets forth the beneficial ownership as of March 20, 1997, by each person known by the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and each Named Officer of the Managing General Partner and the executive officers and directors of the Managing General Partner as a group. The Common Units are traded on the NYSE under the symbol 'NPL'.

                                                                                    AMOUNT AND
                                                                      CLASS OF      NATURE OF        PERCENT OF
              NAME AND ADDRESS OF BENEFICIAL OWNER                      UNITS       OWNERSHIP(1)       CLASS
-----------------------------------------------------------------   -------------   ----------       ----------
National Propane Corporation ....................................   Subordinated    4,533,638            100%
  Suite 1700
  200 First Street, S.E.
  Cedar Rapids, I.A. 52401
Nelson Peltz ....................................................      Common           1,210(2)        *
  280 Park Avenue
  New York, N.Y. 10017
Peter W. May ....................................................      Common          30,000           *
  280 Park Avenue
  New York, N.Y. 10017
Frederick W. McCarthy ...........................................        --            --               *
  222 Lakeview Avenue
  West Palm Beach, FL 33401
Willis G. Ryckman III ...........................................        --            --               *
  208 Dolphin Court
  Stamford, CT 06902
Ronald D. Paliughi...............................................        --            --               *
Ronald R. Rominiecki.............................................      Common             200           *
C. David Watson..................................................        --            --               *
R. Brooks Sherman, Jr. ..........................................        --            --               *
Martin A. Woods..................................................        --            --               *
All executive officers and directors as a group (9 persons)......      Common          31,410           *

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

OWNERSHIP OF TRIARC COMMON STOCK BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND CERTAIN BENEFICIAL OWNERS

     All of the issued and outstanding shares of common stock of the General Partner are indirectly owned by Triarc. The table below sets forth the beneficial ownership as of March 25, 1998, by each person known by the Managing General Partner to be the beneficial owner of more than 5% of the outstanding shares of Triarc Class A Common Stock (constituting the only class of voting capital stock of Triarc), each director and each Named Officer of the Managing General Partner and the executive officers and directors of the Managing General Partner as a group. Triarc's Class A Common Stock is traded on the NYSE under the symbol 'TRY'.

                                                                             AMOUNT AND
                                                                               NATURE                   PERCENT OF
                  NAME AND ADDRESS OF BENEFICIAL OWNER                     OF OWNERSHIP(1)                CLASS
------------------------------------------------------------------------   ---------------              ----------
DWG Acquisition Group, L.P. ............................................      5,982,867(2)                 24.3%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz ...........................................................      7,085,000(2)(3)(4)(5)        27.5%
  280 Park Avenue
  New York, NY 10017
Peter W. May ...........................................................      6,728,000(2)(3)(6)           26.5%
  280 Park Avenue
  New York, NY 10017

                                                  (table continued on next page)

(table continued from previous page)

                                                                             AMOUNT AND
                                                                               NATURE                   PERCENT OF
                  NAME AND ADDRESS OF BENEFICIAL OWNER                     OF OWNERSHIP(1)                CLASS
------------------------------------------------------------------------   ---------------              ----------
Harris Associates, L.P.  ...............................................      1,775,000(7)                  7.2%
  Harris Associates, Inc.
  Harris Associates Investment Trust
  Two North LaSalle Street
  Suite 500
  Chicago, IL 60502
William Ehrman..........................................................      1,500,793(8)                  6.1%
Frederick Ketcher.......................................................
Jonas Gerstl............................................................
Frederic Greenberg......................................................
James McLaren ..........................................................
  300 Park Avenue
  New York, NY 10022
Frederick W. McCarthy...................................................        --                         *
Willis G. Ryckman III...................................................        --                         *
Ronald D. Paliughi......................................................        121,000(9)                 *
Ronald R. Rominiecki....................................................         13,334(10)                *
C. David Watson.........................................................        --                         *
R. Brooks Sherman, Jr. .................................................        --                         *
Martin A. Woods.........................................................        --                         *
All executive officers and directors as a group (9 persons).............      7,964,767                    30.0%

------------

*   Less than 1%.

 (1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such shares.

 (2) The Partnership is informed that DWG Acquisition Group, L.P. has pledged such shares to a financial institution on behalf of Messrs. Peltz and May to secure loans made to them.

 (3) Includes 5,982,867 shares held by DWG Acquisition Group, L.P., of which Mr. Peltz and Mr. May are the sole general partners.

 (4) Includes 200 shares owned by a family trust of which Mr. Peltz is a general partner and 2,000 shares owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership.

 (5) Includes options to purchase 1,073,333 shares of Class A Common Stock which have vested or will vest within 60 days of March 25, 1998.

 (6) Includes options to purchase 718,333 shares of Class A Common Stock which have vested or will vest within 60 days of March 25, 1998.

 (7) The information set forth herein with respect to Harris Associates, L.P. ('Harris'), Harris Associates, Inc. (the sole general partner of Harris), and Harris Associates Investment Trust, Series Designated The Oakmark Smallcap Fund (the 'Trust') is based solely on information contained in their Schedules 13G dated February 12, 1998 filed pursuant to the Exchange Act. Harris is an investment adviser, and serves as an investment adviser to the Trust. The Oakmark Smallcap Fund, a series of the Trust, beneficially owned 1,750,000 shares of Class A Common Stock as of December 31, 1997. These shares are included as shares over which Harris has shared voting and dispositive power because of Harris' power to manage the Trust's investments. In addition, Harris serves as investment adviser to other clients who may own shares of Class A Common Stock but for which Harris does not have discretionary authority. Such shares have also been included as shares over which Harris has shared voting and dispositive power.

 (8) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl and McLaren is based solely on information contained in a
     Schedule 13D, dated July 16, 1996, filed pursuant to the Exchange Act. The shares reflected include an aggregate of 1,365,793 shares of Class A Common Stock that Messrs. Ehrman, Ketcher, Gerstl, Greenberg and McLaren may be deemed to beneficially own as general partners of EGS Associates, L.P., a Delaware limited partnership, EGS Partners, L.L.C., a Delaware limited liability company, Bev Partners, L.P., a

                                              (footnotes continued on next page)

(footnotes continued from previous page)
     Delaware limited partnership, and Jonas Partners, L.P., a Delaware limited partnership. Also includes (i) 55,150 shares of Class A Common Stock owned directly by Mr. Ehrman and 39,150 shares of Class A Common Stock owned by members of Mr. Ehrman's immediate family; (ii) 23,600 shares of Class A Common Stock owned directly by Mr. Ketcher and 1,100 shares of Class A Common Stock owned by a member of Mr. Ketcher's immediate family and his mother-in-law; (iii) 2,500 shares of Class A Common Stock owned directly by Mr. Gerstl and 8,500 shares of Class A Common Stock owned by a member of Mr. Gerstl's immediate family; and (iv) 2,000 shares of Class A Common Stock owned directly by Mr. Greenberg and 3,000 shares of Class A Common Stock owned by a member of Mr. Greenberg's immediate family.

 (9) Represents Mr. Paliughi's options to acquire Triarc Class A Common Stock, which vested as of January 2, 1998 and may be exercised on or before January 1, 1999.

(10) Represents options to purchase 13,334 shares of Class A Common Stock which have vested or will vest within 60 days of March 25, 1998.
                            ------------------------
     The foregoing table does not include 5,997,622 shares of Triarc's non-voting Class B Common Stock owned by Victor Posner ('Posner') and an entity controlled by Posner (together with Posner, the 'Posner Entities'). All such shares of Class B Common Stock can be converted without restriction into an equal number of shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. Triarc, or its designee, has certain rights of first refusal if such shares are sold to an unaffiliated third party. If the 5,997,622 currently outstanding shares of the Class B Common Stock were converted into shares of Class A Common Stock, such shares would constitute approximately 19.6% of the then outstanding shares of Class A Common Stock as of March 25, 1998. None of the directors of Triarc or the Named Officers beneficially owned any Class B Common Stock as of March 25, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RIGHTS OF THE GENERAL PARTNERS

     The Partnership and the Managing General Partner have extensive ongoing relationships with Triarc and its Affiliates. Affiliates of the Managing General Partner, including Triarc, perform certain administrative services for the Managing General Partner on behalf of the Partnership. Such Affiliates do not receive a fee for such services, but are reimbursed for all direct and indirect expenses incurred in connection therewith. See Item 10. 'Directors and Executive Officers of the Registrant -- Partnership Management.' Effective December 28, 1997 certain amendments to the partnership agreements of the Partnership and the Operating Partnership were adopted such that Triarc no longer has substantial control over the Partnership to the point where it now exercises only significant influence.

TRANSACTIONS INVOLVING TRIARC AND ITS AFFILIATES

     The Managing General Partner receives from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. Effective April 23, 1993 the Managing General Partner entered into a management services agreement with Triarc, which was amended as of July 2, 1996 (as so amended, the 'Management Services Agreement'), pursuant to which Triarc is entitled to certain management fees from the Managing General Partner for services which do not relate to the business or operations of the Partnership or its subsidiaries and to (i) reimbursement of expenses incurred by it from the Partnership or the Operating Partnership regarding administrative services performed with respect to the business or operations of the Partnership and its subsidiaries and (ii) such reasonable fees as may be agreed to by Triarc and the Partnership for the performance by Triarc of any other services provided by it that relate to the business of the Partnership and its subsidiaries. For further discussion, see Note 19 to the accompanying consolidated financial statements included elsewhere herein.

     An affiliate of the Managing General Partner holds an intercompany note of Triarc's in the aggregate principal amount of approximately $30.0 million as of December 31, 1997. The note is payable on demand, and bears interest, semi-annually, at the rate of 13.5% per annum.

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

          3. Exhibits:

             Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Assistant Secretary of National Propane Corporation at Suite 1700, 200 1st St. SE, Cedar Rapids, Iowa 52401-1409.

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
 10.15(6)   -- Consent, waiver and amendment dated November 5, 1996 with respect to (1) the Credit Agreement dated as of June 26, 1996 among National Propane, L.P., The First National Bank of Boston, as
               administrative agent and as a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent and (2) the Note Purchase Agreement, dated as of June 26, 1996, among National
               Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010.
 10.16(6)   -- Second consent, waiver and amendment dated January 14, 1997 with respect to (1) the Credit Agreement dated as of June 26, 1996 among National Propane, L.P., The First National Bank of Boston, as
               administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent and (2) the Note Purchase Agreement, dated as of June 26, 1996, among National
               Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010.
 10.17(6)   -- First Amendment dated as of March 27, 1997 to the Credit Agreement dated as of June 26, 1996 among
               National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc. as syndication agent.
 10.18(7)   -- Employment Agreement, dated as of June 17, 1997, between National Propane Corporation and Martin A.
               Woods.
 10.19(7)   -- Amendment to Employment Agreement between National Propane Corporation and Ronald R. Rominiecki,
               dated as of March 11, 1997.
*10.20      -- Employment Agreement, dated as of December 10, 1997, between National Propane Corporation and R.
               Brooks Sherman.
*10.21      -- Amendment No. 1 dated December 28, 1997 to the Amended and Restated Agreement of Limited Partnership
               of National Propane Partners, L.P., dated as of July 2, 1996.
*10.22      -- Amendment No. 2 dated December 28, 1997 to the Amended and Restricted Agreement of Limited
               Partnership of National Propane, L.P., dated as of July 2, 1996.
 10.23      -- Second Amendment dated as of April 22, 1997 to the National Propane Credit Agreement among National
               Propane, L.P., the Lenders (as defined therein), The First National Bank of Boston, as Administrative
               Agent and a Lender, Bank of America NT&SA, as a Lender, and BA Securities, Inc. as Syndication Agent,
               incorporated herein by reference to Exhibit 10.1 to National Propane Partners, L.P.'s Current Report
               on Form 8-K dated May 15, 1997.
 10.24(8)   -- Third Amendment dated as of March 23, 1998 to the National Propane Credit Agreement among National
               Propane, L.P., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a
               Lender, and BancAmerica Robertson Stephens, as Syndication Agent.
 10.25(8)   -- Agreement dated as of March 23, 1998 among National Propane Corporation, National Propane Partners,
               L.P., Triarc Companies, Inc., the Lenders (as defined therein), BankBoston, N.A., as Administrative
               Agent and a Lender, and BancAmerica Robertson Stephens, as Syndication Agent.
*10.26      -- Amendment to Employment Agreement between National Propane Corporation and Ronald R. Rominiecki,
               dated as of March 19, 1998.
*10.27      -- Fourth Amendment dated as of March 30, 1998 to the National Propane Credit Agreement among National
               Propane, L.P., the Lenders (as defined therein). BankBoston, N.A., as Administrative Agent and a
               Lender, and BancAmerica Robertson Stephens, as Syndication Agent.
*21.1       -- List of Subsidiaries
*24.1       -- Powers of Attorney (included on signature page)
*27.1       -- Financial Data Schedule for the year ended December 31, 1997, submitted to the Securities and
               Exchange Commission in electronic format.

------------

* Filed herewith

(1) Filed with the Partnership's Current Report on Form 8-K dated August 16, 1996 and incorporated herein by reference.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

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

(5) Filed with the Partnership's Current Report on Form 8-K dated January 29, 1997 and incorporated herein by reference.

(6) Filed with the Partnership's Current Report on Form 8-K dated March 31, 1997 and incorporated herein by reference.

(7) Filed with the Partnership's Current Report on Form 8-K dated June 13, 1997 and incorporated herein by reference.

(8) Filed with the Partnership's Current Report on Form 8-K dated March 25, 1998 and incorporated herein by reference.

     (B) 1. Reports on Form 8-K:

          During the period from October 1, 1997 to December 31, 1997, the Registrant did not file any reports on Form 8-K.

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

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          By: National Propane Corporation
                                            as Managing General Partner

                                          By:      /s/ RONALD R. ROMINIECKI
                                             ...................................
                                               PRESIDENT AND CHIEF OPERATING
                                                         OFFICER

Dated: March 31, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on March 30, 1998 by the following persons on behalf of the Registrant in the capacities indicated:

                SIGNATURE                                                  TITLES
------------------------------------------  ---------------------------------------------------------------------
         /s/ RONALD R. ROMINIECKI           President and Chief Operating Officer
 .........................................
          (RONALD R. ROMINIECKI)

        /s/ R. BROOKS SHERMAN, JR.          Vice President and Chief Financial Officer (Principal Financial and
 .........................................    Accounting Officer)
           (R. BROOKS SHERMAN)

             /s/ NELSON PELTZ               Director
 .........................................
              (NELSON PELTZ)

             /s/ PETER W. MAY               Director
 .........................................
              (PETER W. MAY)

        /s/ FREDERICK W. MCCARTHY           Director
 .........................................
         (FREDERICK W. MCCARTHY)

        /s/ WILLIS G. RYCKMAN III           Director
 .........................................
         (WILLIS G. RYCKMAN III)

          /s/ RONALD D. PALIUGHI            Director
 .........................................
           (RONALD D. PALIUGHI)

                      STATEMENT OF DIFFERENCES

The trademark symbol shall be expresssed as .................'tm'