Form 10-Q
period 1998-03-31
NATIONAL PROPANE PARTNERS LP
filed 1998-05-14
CIK 1011292

                                                                  CONFORMED COPY
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO               .

COMMISSION FILE NUMBER: 1-11867

                        NATIONAL PROPANE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 42-1453040
            (STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

           200 FIRST STREET S.E., SUITE 1700,                                    52401-1409
                    CEDAR RAPIDS, IA                                             (ZIP CODE)
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (319) 365-1550
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes  X   No
                                             ----    ----

     There were 6,701,550 Common Units and 4,533,638 Subordinated Units outstanding as of
April 30, 1998.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----
Part I -- Financial Information
     Item 1 -- Financial Statements -- National Propane Partners, L.P.:
          Condensed Consolidated Balance Sheets -- December 31, 1997 and March 31, 1998....................     3
          Condensed Consolidated Statements of Operations -- Three months ended March 31, 1997 and 1998....     4
          Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1997 and 1998....     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8

Part II -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    12
     Signatures............................................................................................    13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    MARCH 31,
                                                                                            1997(A)         1998
                                                                                          ------------    ---------
                                                                                               (IN THOUSANDS)
                                                                                                 (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents.........................................................     $  4,616      $     845
     Receivables, net..................................................................       13,955         13,565
     Finished goods inventories........................................................        9,599          7,366
     Interest receivable from Triarc Companies, Inc....................................       --              1,355
     Other current assets..............................................................        1,990          2,103
                                                                                          ------------    ---------
          Total current assets.........................................................       30,160         25,234
Note receivable from Triarc Companies, Inc.............................................       40,700         40,700
Properties, net........................................................................       80,346         79,386
Unamortized costs in excess of net assets of acquired companies........................       17,616         17,492
Other assets...........................................................................        8,415          8,048
                                                                                          ------------    ---------
                                                                                            $177,237      $ 170,860
                                                                                          ------------    ---------
                                                                                          ------------    ---------

                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt.................................................     $  9,235      $   3,620
     Accounts payable..................................................................        5,877          4,122
     Accrued expenses..................................................................        7,866         10,208
                                                                                          ------------    ---------
          Total current liabilities....................................................       22,978         17,950
Long-term debt.........................................................................      138,131        137,404
Customer deposits and other long-term liabilities......................................        2,674          2,559
Partners' capital:
     Common partners' capital..........................................................       10,362         10,072
     General partners' capital, including subordinated units...........................        3,092          2,875
                                                                                          ------------    ---------
          Total partners' capital......................................................       13,454         12,947
                                                                                          ------------    ---------
                                                                                            $177,237      $ 170,860
                                                                                          ------------    ---------
                                                                                          ------------    ---------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1997.

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                               ------------------
                                                                                                1997       1998
                                                                                               -------    -------
                                                                                                 (IN THOUSANDS,
                                                                                                EXCEPT PER UNIT
                                                                                                     DATA)
                                                                                                  (UNAUDITED)
Revenues....................................................................................   $59,184    $46,130
                                                                                               -------    -------
Cost of sales:
     Cost of product-propane and appliances.................................................    32,870     21,243
     Other operating expenses applicable to revenues........................................    11,464     11,479
                                                                                               -------    -------
                                                                                                44,334     32,722
                                                                                               -------    -------
          Gross profit......................................................................    14,850     13,408
Selling, general and administrative expenses................................................     6,379      6,487
                                                                                               -------    -------
          Operating income..................................................................     8,471      6,921
Interest expense............................................................................    (2,951)    (3,275)
Interest income from Triarc Companies, Inc..................................................     1,340      1,355
Other income, net...........................................................................       318        583
                                                                                               -------    -------
          Income before income taxes........................................................     7,178      5,584
Provision for income taxes..................................................................     --           (50)
                                                                                               -------    -------
          Net income........................................................................   $ 7,178    $ 5,534
                                                                                               -------    -------
                                                                                               -------    -------
General partners' interest in net income....................................................   $   287    $   221
                                                                                               -------    -------
                                                                                               -------    -------
Unitholders' interest (common and subordinated) in net income...............................   $ 6,891    $ 5,313
                                                                                               -------    -------
                                                                                               -------    -------
Net income per unit -- basic and diluted....................................................   $   .61    $   .47
                                                                                               -------    -------
                                                                                               -------    -------
Weighted average number of units outstanding................................................    11,235     11,235
                                                                                               -------    -------
                                                                                               -------    -------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                           ----------------------
                                                                                             1997         1998
                                                                                           ---------    ---------
                                                                                               (IN THOUSANDS)
                                                                                                (UNAUDITED)
Cash flows from operating activities:
     Net income.........................................................................   $   7,178    $   5,534
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of properties...................................       2,564        2,679
          Amortization of costs in excess of net assets of acquired companies...........         184          249
          Amortization of deferred financing costs......................................         118          182
          Other amortization............................................................         152          276
          Provision for doubtful accounts...............................................         350          279
          Gain on sale of assets, net...................................................         (27)        (385)
          Other, net....................................................................         (23)         (69)
          Changes in operating assets and liabilities:
               Decrease in accounts receivable..........................................       3,231          151
               Increase in interest receivable from Triarc Companies, Inc...............      (1,340)      (1,355)
               Decrease in inventories..................................................       3,311        2,233
               Decrease (increase) in prepaid expenses and other current assets.........         298         (113)
               Increase (decrease) in accounts payable and accrued expenses.............      (8,642)         587
                                                                                           ---------    ---------
          Net cash provided by operating activities.....................................       7,354       10,248
                                                                                           ---------    ---------
Cash flows from investing activities:
     Capital expenditures...............................................................      (1,398)      (1,906)
     Business acquisitions..............................................................        (515)        (315)
     Proceeds from sale of properties...................................................         126          687
                                                                                           ---------    ---------
          Net cash used in investing activities.........................................      (1,787)      (1,534)
                                                                                           ---------    ---------
Cash flows from financing activities:
     Proceeds from long-term debt.......................................................       2,621       --
     Repayments of long-term debt.......................................................      (6,278)      (6,342)
     Payments of distributions..........................................................      (6,143)      (6,143)
                                                                                           ---------    ---------
          Net cash used in financing activities.........................................      (9,800)     (12,485)
                                                                                           ---------    ---------
Net decrease in cash....................................................................      (4,233)      (3,771)
Cash and cash equivalents at beginning of period........................................      11,187        4,616
                                                                                           ---------    ---------
Cash and cash equivalents at end of period..............................................   $   6,954    $     845
                                                                                           ---------    ---------
                                                                                           ---------    ---------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') has 6,701,550 common units (the 'Common Units') outstanding in the Partnership and its subsidiaries National Propane, L.P. (the 'Operating Partnership') and National Sales & Service, Inc. ('NSSI') and collectively with the Partnership and Operating Partnership, (the 'Partnership Entities'). National Propane Corporation (the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'), and its subsidiary, National Propane SGP Inc., own general partner interests representing an aggregate 4% unsubordinated general partners' interest (the 'General Partners' Interest') in the Partnership Entities. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated general partner interest in the Partnership Entities.

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Partnership, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position as of December 31, 1997 and March 31, 1998 and its results of operations and cash flows for the three-month periods ended March 31, 1997 and 1998. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the 'Form 10-K').

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                      DECEMBER 31,    MARCH 31,
                                                                          1997          1998
                                                                      ------------    ---------
                                                                           (IN THOUSANDS)
Properties, at cost................................................     $168,871      $ 170,110
Less accumulated depreciation......................................       88,525         90,724
                                                                      ------------    ---------
                                                                        $ 80,346      $  79,386
                                                                      ------------    ---------
                                                                      ------------    ---------

NOTE 4 -- INCOME TAXES

     Income taxes have been provided only on the pre-tax income of NSSI, which is subject to Federal and state income taxes. Since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not those of the Partnership, no income taxes have been provided thereon.

NOTE 5 -- CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make distributions (the 'Distributions') to the holders of its Common Units, the General Partners' Interest and the Subordinated Units.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     The Partnership continues to have a contingency with respect to the Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule') published by the U.S. Department of Transportation and resulting litigation of the same nature as described in Note 17 to the consolidated financial statements in the Form 10-K. The Partnership continues to be unable to determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be.

     The Partnership does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on the Partnership's consolidated financial condition or results of operations. However, any one or all of these matters taken together may adversely affect the Partnership's results of operations or limit the Partnership's ability to make Distributions.

NOTE 6 -- QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     On February 13, 1998, the Partnership paid a quarterly distribution for the quarter ended December 31, 1997 of $0.525 per Common and Subordinated Unit to Unitholders of record on February 5, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $6,143,000, including $2,625,000 to the General Partners related to the Subordinated Units and the General Partners' Interest. The Managing General Partner has agreed to forego any additional distributions on the Subordinated Units in order to facilitate the Partnership's compliance with a debt covenant restriction. Such distributions on the Subordinated Units will be resumed when their payment will not impact compliance with such covenant. Accordingly, the Partnership does not expect to pay any additional distributions on the Subordinated Units for the remainder of 1998. On April 28, 1998 the Partnership declared a quarterly distribution for the quarter ended March 31, 1998 of $0.525 per Common Unit to Common Unitholders of record on May 8, 1998 payable May 15, 1998 with a proportionate amount for the General Partners' Interest, or an aggregate of $3,664,000, including $146,000 to the General Partners related to the General Partners' Interest. No distribution was declared with respect to the Subordinated Units.

NOTE 7 -- RELATED PARTY TRANSACTIONS

     The Partnership continues to have related party transactions of the same nature and general magnitude as those described in Note 19 to the consolidated financial statements contained in the Form 10-K.

NOTE 8 -- STATEMENT OF PARTNERS' CAPITAL

     The following is a summary of the changes in partners' capital:

                                                                           COMMON       GENERAL       TOTAL
                                                                          PARTNERS'    PARTNERS'    PARTNERS'
                                                                           CAPITAL      CAPITAL      CAPITAL
                                                                          ---------    ---------    ---------
                                                                                    (IN THOUSANDS)
Balance at December 31, 1997...........................................    $10,362      $ 3,092      $13,454
Net income.............................................................      3,170        2,364        5,534
Cash distributions paid................................................     (3,518)      (2,625)      (6,143)
Amortization of unearned compensation on below market unit options.....         58           44          102
                                                                          ---------    ---------    ---------
Balance at March 31, 1998..............................................    $10,072      $ 2,875      $12,947
                                                                          ---------    ---------    ---------
                                                                          ---------    ---------    ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption may constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Part II. Other Information.'

INTRODUCTION

     The Partnership is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. The Partnership believes it is the sixth largest retail marketer of propane in terms of retail volume in the United States, supplying retail and wholesale customers in 24 states through its 159 full service centers. The Partnership's operations are concentrated in the Midwest, Northeast, Southeast and West regions of the United States.

     The Partnership's residential and commercial customers use propane primarily for space heating, water heating, clothes drying and cooking. In the industrial market, propane is used as a motor fuel for over-the-road vehicles, forklifts and stationary engines, to fire furnaces, as a cutting gas and in other process applications. Agricultural customers use propane for tobacco curing, crop drying, poultry brooding and weed control. Dealers re-market propane in small quantities, primarily in cylinders, for residential and commercial uses.

     The retail propane sales volumes are dependent on weather conditions. The Partnership sells approximately 65% of its retail volume during the first and fourth quarters, which are the winter heating season. As a result, cash flow is greatest during the first and fourth quarters as customers pay for their purchases. Propane sales are also dependent on climatic conditions which may affect agricultural regions. The Partnership believes that its exposure to regional weather patterns is lessened because of the geographic diversity of its areas of operations and through sales to commercial and industrial markets, which are not as sensitive to variations in weather conditions.

     Gross profit margins are not only affected by weather patterns but also by changes in customer mix. In addition, gross profit margins vary by geographical region. Accordingly, profit margins could vary significantly from year to year in a period of similar sales volumes.

     The Partnership reports on a calendar year basis; accordingly its results are affected by two different winter heating seasons: the end of the first year's heating season, the Partnership's first fiscal quarter, and the beginning of the second heating season, the Partnership's fourth fiscal quarter.

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. The Partnership does not believe it is overly dependent on any one supplier. The Partnership primarily buys propane on both one year contracts and the spot market and generally does not enter into any fixed price take-or-pay contracts. Furthermore, the Partnership purchases propane from a wide variety of sources. In 1997 and through the first quarter of 1998, no provider supplied over 20% of the Partnership's propane needs.

     Based on demand and weather conditions, the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than the Partnership's ability to raise customer prices, margins will be negatively affected.

     The propane industry is very competitive. The Partnership competes against other major propane companies as well as local marketers in most of its markets, with the highest concentration of competitors in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

     The following discussion compares the results of operations for the three months ended March 31, 1998 with the three months ended March 31, 1997.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

     Revenues decreased $13.1 million, or 22.1%, to $46.1 million in the three months ended March 31, 1998 as compared to $59.2 million for the three months ended March 31, 1997 with propane revenues decreasing $13.0 million, or 22.8%, to $44.0 million for the three months ended March 31, 1998 compared with $57.0 million in 1997 and revenues from appliance and other product lines decreasing $0.1 million. The $13.0 million decrease in propane revenues is a result of decreased average selling prices ($9.8 million) due to lower product costs along with decreased volumes ($3.2 million) as a result of warmer weather. Propane retail gallons sold decreased 2.8 million gallons, or 5.5%, to 48.4 million gallons in 1998, compared to 51.2 million gallons in 1997. This decrease in gallons sold is primarily attributable to a decrease in residential customers sales due to the fact that the three months ended March 31, 1998 were 10.6% warmer than the same period in 1997 according to Degree Day data published by the National Climatic Data Center as applied to the geographic regions of the Partnership's operations.

     Gross profit decreased $1.5 million, or 10.1%, to $13.4 million in the three months ended March 31, 1998 as compared to $14.9 million in the comparable three months of 1997 of which $1.3 million is attributable to propane and $0.1 million is attributable to appliances and other revenue lines. Lower propane sales volumes accounted for substantially all of the $1.3 million propane gross profit decrease. The increase in gross profit as a percentage of sales, from 25.1% to 29.1%, is primarily the result of the average dollar margin per gallon remaining relatively unchanged from period to period while the average sales price per gallon decreased $0.20 per gallon, or 18.1%, due to lower product costs.

     Selling, general and administrative expenses were relatively unchanged at $6.5 million in the three months ended March 31, 1998 compared to $6.4 million in 1997.

     Interest expense increased $0.3 million to $3.3 million in the three months ended March 31, 1998 due to higher average outstanding borrowings.

     Interest income from Triarc was relatively unchanged at $1.4 million in the three months ended March 31, 1998.

     Other income, net increased $0.3 million to $0.6 million due to an increase in gains on asset sales.

     The provision for income taxes relates only to the pre-tax income of NSSI which did not have any pre-tax income in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's cash and cash equivalents (collectively 'cash') decreased $3.8 million during the three-month period ended March 31, 1998. This decrease reflected cash provided by operating activities of $10.2 million more than offset by cash used in investing activities of $1.5 million and cash used in financing activities of $12.5 million.

     Cash flows provided by operating activities of $10.2 million in the 1998 period consisted of net income of $5.5 million, non-cash charges of $3.2 million, principally depreciation and amortization, and $1.5 million from working capital sources. The change in working capital is primarily made up of seasonal decreases in inventories of $2.2 million along with an increase of $0.6 million in accounts payable and accrued expenses, partially offset by an increase of $1.4 million of interest due from Triarc on the Partnership Loan as amounts are paid semi-annually. Accounts payable decreased $1.7 million due primarily to the seasonal nature of the propane industry while accrued expenses increased $2.3 million due primarily to the timing of the semi-annual interest payments on the First Mortgage Notes ($2.7 million).

     Cash used in investing activities during the three-month period ended March 31, 1998 reflects capital expenditures of $1.9 million and business acquisitions of $0.3 million. Of the capital expenditure amount for 1998, $0.7 million was to support growth of operations and $1.2 million was for maintenance capital expenditures. The Partnership has budgeted capital expenditures of $2.6 million for the remainder of 1998 comprised of $1.8 million for growth capital expenditures and $0.8 for maintenance capital expenditures. The Partnership has outstanding commitments amounting to $1.1 million for such capital expenditures as of March 31, 1998, which consists of $0.6 million for growth capital expenditures and $0.5 million for maintenance capital expenditures. During the first three months of 1998 the Partnership acquired the assets of two retail propane marketers for aggregate cash consideration of $0.3 million.

     Cash used in financing activities during the three-month period ended March 31, 1998 reflects net repayments of $5.7 million on the Working Capital Facility (see below), other debt repayments of $0.6 million and the February 13, 1998 distribution to Unitholders of $6.1 million.

     The Partnership maintains a bank facility (the 'Bank Facility') with a group of banks which, as amended, provides for a $15.0 million working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes and a $20.0 million acquisition facility (the 'Acquisition Facility'), the use of which is restricted to business acquisitions and capital expenditures for growth. At March 31, 1998, $2.8 million and $12.0 million were borrowed under the Working Capital Facility and the Acquisition Facility, respectively. The Partnership must reduce the borrowings under the Working Capital Facility to zero for a period of at least 30 consecutive days in each year between March 1 and August 31 (the 'Principal Paydown'). The Acquisition Facility and the $125 million of 8.54% First Mortgage Notes due June 30, 2010 do not require any principal payments in 1998.

     Based on the Partnership's current cash on hand, available borrowings under the Bank Facility and cash flows from operations, the Partnership expects to be able to meet all of its cash requirements for the remainder of 1998 which, exclusive of distributions discussed in the following paragraph, are primarily the aforementioned capital expenditures and Principal Paydown and additional business acquisitions, if any.

     The Partnership distributes to its partners, on a quarterly basis, all of its Available Cash. Available Cash, which is defined in the Partnership Agreement, generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to
(i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or
(iii) provide funds for distributions to Unitholders and the General Partners in respect to any one or more of the next four quarters (see Note 5 to the December 31, 1997 audited financial statements within the Form 10-K for a more detailed discussion of 'Available Cash'). However, commencing with the quarterly distribution for the quarter ended March 31, 1998, the Managing General Partner has agreed to forego any distributions on the Subordinated Units in order to facilitate the Partnership's compliance with a debt covenant restriction. Such distributions on the Subordinated Units will be resumed when their payment will not impact compliance with such covenant. Accordingly, the Partnership does not expect to pay any additional distributions on the Subordinated Units for the remainder of 1998. On April 28, 1998, the Partnership declared a quarterly distribution for the quarter ended March 31, 1998 of $0.525 per Common Unit to Common Unitholders of record on May 8, 1998 payable May 15, 1998 with a proportionate amount for the General Partners' Interest, or an aggregate of $3.7 million, including $0.1 million to the General Partners related to the General Partners' Interest. No distribution was declared with respect to the Subordinated Units.

CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make Distributions to the holders of its Common Units, the General Partners' Interest and the Subordinated Units.

     The Partnership continues to have a contingency with respect to the Final Rule for Continued Operation of the Present Propane Trucks published by the U.S. Department of Transportation and resulting litigation of the same nature as described in Note 17 to the consolidated financial statements in the Form 10-K. The Partnership continues to be unable to determine the likely outcome of the litigation or what the ultimate long-term cost of compliance with the Final Rule will be.

     The Partnership does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on the Partnership's consolidated financial condition or results of operations. However, any one or all of these matters taken together may adversely affect the Partnership's results of operations or limit the Partnership's ability to make Distributions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 131 ('SFAS 131') 'Disclosures about Segments of an Enterprise and Related Information' which supersedes SFAS No. 14 'Financial Reporting for Segments of a Business Enterprise'. SFAS 131 requires disclosure in the Partnership's consolidated financial statements (including quarterly condensed consolidated financial statements) of financial and descriptive information by operating segment as used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 is effective for the Partnership's fiscal year beginning January 1, 1998 (exclusive of the quarterly segment data which is effective the following fiscal year) and requires comparative information for earlier periods presented. The application of the provisions of SFAS 131 may result in new segment disclosures but will not have any effect on the Partnership's reported consolidated financial position and results of operations.

                           PART II. OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, information concerning possible or assumed future results of operations of the Partnership and statements preceded by, followed by, or that include the words 'may', 'believes', 'expects', 'anticipates' or the negation thereof, or similar expressions, constitute 'forward-looking statements'. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, or statements expressing general optimism about future operating results, are forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such factors include, but are not limited to, the following: changes in wholesale propane prices; regional weather conditions; general economic conditions where the Partnership operates; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; change in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in the Partnership's Securities and Exchange Commission filings. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1   -- Third Amendment dated as of March 23, 1998 to the National Propane Credit Agreement among National Propane,
          L.P., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a Lender, and
          BancAmerica Robertson Stephens, as Syndication Agent incorporated herein by reference to the Partnership's report on Form 8-K dated March 25, 1998.
10.2   -- Agreement dated as of March 23, 1998 among National Propane Corporation, National Propane Partners, L.P.,
          Triarc Companies, Inc., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a
          Lender, and BancAmerica Robertson Stephens, as Syndication Agent incorporated herein by reference to the
          Partnership's report on Form 8-K dated March 25, 1998.
10.3   -- Amendment to Employment Agreement between National Propane Corporation and Ronald R. Rominiecki, dated as of March 19, 1998 incorporated herein by reference to exhibit 10.26 to the Partnership's Annual Report on
          Form 10-K for the year ended December 31, 1997.
10.4   -- Fourth Amendment dated as of March 30, 1998 to the National Propane Credit Agreement among National
          Propane, L.P., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a Lender, and
          BancAmerica Robertson Stephens, as Syndication Agent incorporated herein by reference to exhibit 10.27 to the Partnership's Report on Form 10-K for the year ended December 31, 1997.
27.1   -- Financial Data Schedule for the three-month period ended March 31, 1998, submitted to the Securities and
          Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

          The Partnership filed a Form 8-K on March 25, 1998 with respect to the Third Amendment dated as of March 23, 1998 to the National Propane Credit Agreement among National Propane, L.P., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a Lender, and BancAmerica Robertson Stephens, as Syndication Agent and the Agreement dated as of March 23, 1998 among National Propane Corporation, National Propane Partners, L.P., Triarc Companies, Inc., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a Lender, and BancAmerica Robertson Stephens, as Syndication Agent.

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

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          BY: NATIONAL PROPANE CORPORATION
                                               as Managing General Partner

                                          By      /s/ R. BROOKS SHERMAN, JR.
                                             ...................................
                                                   R. BROOKS SHERMAN, JR.
                                                     VICE-PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

                                          By        /s/ STEVEN T. SCHURING
                                             ...................................
                                                     STEVEN T. SCHURING
                                                         CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

Date: May 14, 1998