Form 10-Q
period 1998-06-30
NATIONAL PROPANE PARTNERS LP
filed 1998-08-12
CIK 1011292

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM                         TO
                                                   .

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X__ No _______

     There were 6,701,550 Common Units and 4,533,638 Subordinated Units outstanding as of July 31, 1998.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----
Part I -- Financial Information
     Item 1 -- Financial Statements -- National Propane Partners, L.P.:
          Condensed Consolidated Balance Sheets -- December 31, 1997 and June 30, 1998.....................     3
          Condensed Consolidated Statements of Operations -- Three months ended June 30, 1997 and 1998 and
          six months ended June 30, 1997 and 1998..........................................................     4
          Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1997 and 1998.......     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10

Part II -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    15
     Signatures............................................................................................    16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    JUNE 30,
                                                                                            1997(A)         1998
                                                                                          ------------    --------
                                                                                               (IN THOUSANDS)
                                                                                                (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents.........................................................     $  4,616      $  2,770
     Receivables, net..................................................................       13,955         7,691
     Finished goods inventories........................................................        9,599         7,718
     Note receivable from Triarc Companies, Inc........................................       --             7,000
     Other current assets..............................................................        1,990         1,932
                                                                                          ------------    --------
          Total current assets.........................................................       30,160        27,111

Note receivable from Triarc Companies, Inc.............................................       40,700        33,700
Properties, net........................................................................       80,346        78,222
Unamortized costs in excess of net assets of acquired companies........................       17,616        17,124
Other assets...........................................................................        8,415         7,683
                                                                                          ------------    --------
                                                                                            $177,237      $163,840
                                                                                          ------------    --------
                                                                                          ------------    --------

                           LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
     Current portion of long-term debt.................................................     $  9,235      $  7,106
     Accounts payable..................................................................        5,877         4,244
     Accrued expenses..................................................................        7,866         6,281
                                                                                          ------------    --------
          Total current liabilities....................................................       22,978        17,631

Long-term debt.........................................................................      138,131       138,409
Customer deposits and other long-term liabilities......................................        2,674         2,504

Partners' capital:
     Common partners' capital..........................................................       10,362         4,269
     General partners' capital, including subordinated units...........................        3,092         1,027
                                                                                          ------------    --------
          Total partners' capital......................................................       13,454         5,296
                                                                                          ------------    --------
                                                                                            $177,237      $163,840
                                                                                          ------------    --------
                                                                                          ------------    --------

------------
 (A) Derived from the audited consolidated financial statements as of December 31, 1997.

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           THREE MONTHS            SIX MONTHS
                                                                              ENDED                   ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                         ------------------    ------------------
                                                                          1997       1998       1997       1998
                                                                         -------    -------    -------    -------
                                                                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                                                       (UNAUDITED)
Revenues..............................................................   $29,503    $25,285    $88,687    $71,415
                                                                         -------    -------    -------    -------
Cost of sales:
     Cost of product -- propane and appliances........................    13,359     10,209     46,229     31,452
     Other operating expenses applicable to revenues..................    11,115     11,082     22,579     22,561
                                                                         -------    -------    -------    -------
                                                                          24,474     21,291     68,808     54,013
                                                                         -------    -------    -------    -------
          Gross profit................................................     5,029      3,994     19,879     17,402

Selling, general and administrative expenses..........................     5,218      6,342     11,597     12,829
                                                                         -------    -------    -------    -------
          Operating income (loss).....................................      (189)    (2,348)     8,282      4,573

Interest expense......................................................    (3,121)    (3,236)    (6,072)    (6,511)
Interest income from Triarc Companies, Inc. ..........................     1,370      1,370      2,710      2,725
Other income, net.....................................................       417        170        735        753
                                                                         -------    -------    -------    -------
          Income (loss) before income taxes...........................    (1,523)    (4,044)     5,655      1,540

Provision for income taxes............................................      (117)       (46)      (117)       (96)
                                                                         -------    -------    -------    -------
          Net income (loss)...........................................   $(1,640)   $(4,090)   $ 5,538    $ 1,444
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
General partners' interest in net income (loss).......................   $   (65)   $  (163)   $   222    $    58
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Unitholders' interest (common and subordinated) in net income
  (loss)..............................................................   $(1,575)   $(3,927)   $ 5,316    $ 1,386
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Net income (loss) per unit............................................   $  (.14)   $  (.35)   $   .47    $   .12
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------
Weighted average number of units outstanding..........................    11,235     11,235     11,235     11,235
                                                                         -------    -------    -------    -------
                                                                         -------    -------    -------    -------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             --------------------
                                                                                               1997        1998
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
     Net income...........................................................................   $  5,538    $  1,444
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of properties.....................................      5,190       5,175
          Amortization of costs in excess of net assets of acquired companies.............        395         659
          Amortization of deferred financing costs........................................        363         363
          Other amortization..............................................................        324         642
          Provision for doubtful accounts.................................................        650         432
          Gain on sale of assets, net.....................................................       (181)       (403)
          Other, net......................................................................         33        (190)
          Changes in operating assets and liabilities:
               Decrease in accounts receivable............................................     13,479       5,862
               Decrease in inventories....................................................      1,609       1,883
               Decrease in prepaid expenses and other current assets......................        633          58
               Decrease in accounts payable and accrued expenses..........................    (14,449)     (3,218)
                                                                                             --------    --------
          Net cash provided by operating activities.......................................     13,584      12,707
                                                                                             --------    --------
Cash flows from investing activities:
     Capital expenditures.................................................................     (2,897)     (3,498)
     Business acquisitions................................................................     (5,159)       (362)
     Proceeds from sale of properties.....................................................        469         965
                                                                                             --------    --------
          Net cash used in investing activities...........................................     (7,587)     (2,895)
                                                                                             --------    --------
Cash flows from financing activities:
     Proceeds from long-term debt.........................................................      7,138       1,000
     Repayments of long-term debt.........................................................     (6,306)     (2,851)
     Distributions........................................................................    (12,286)     (9,807)
                                                                                             --------    --------
          Net cash used in financing activities...........................................    (11,454)    (11,658)
                                                                                             --------    --------
Net decrease in cash......................................................................     (5,457)     (1,846)
Cash and cash equivalents at beginning of period..........................................     11,187       4,616
                                                                                             --------    --------
Cash and cash equivalents at end of period................................................   $  5,730    $  2,770
                                                                                             --------    --------
                                                                                             --------    --------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     National Propane Partners, L.P. (the 'Partnership') has 6,701,550 common units (the 'Common Units') outstanding in the Partnership including its subsidiaries National Propane, L.P. (the 'Operating Partnership') and National Sales & Service, Inc. ('NSSI') which, collectively with the Partnership and Operating Partnership, are referred to as the 'Partnership Entities'. National Propane Corporation (the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'), and its subsidiary, National Propane SGP Inc., own general partner interests representing an aggregate 4% unsubordinated general partners' interest (the 'General Partners' Interest') in the Partnership Entities. In addition, the Managing General Partner owns 4,533,638 subordinated units (the 'Subordinated Units') representing a 38.7% subordinated general partner interest in the Partnership Entities. Certain statements in these notes to the condensed consolidated financial statements constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Part II. Other Information'

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Partnership, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position as of December 31, 1997 and June 30, 1998, and its results of operations for the three-month and six-month periods ended June 30, 1997 and 1998 and its cash flows for the six-month periods ended June 30, 1997 and 1998. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the 'Form 10-K').

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                      DECEMBER 31,    JUNE 30,
                                                                          1997          1998
                                                                      ------------    --------
                                                                           (IN THOUSANDS)
Properties, at cost................................................     $168,871      $171,289
Less accumulated depreciation......................................       88,525        93,067
                                                                      ------------    --------
                                                                        $ 80,346      $ 78,222
                                                                      ------------    --------
                                                                      ------------    --------

NOTE 4 -- INCOME TAXES

     Income taxes have been provided only on the pre-tax income of NSSI, which is subject to Federal and state income taxes. Since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not those of the Partnership, no income taxes have been provided thereon.

NOTE 5 -- CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make distributions (the 'Distributions') to the holders of the Common Units, the General Partners' Interest and the Subordinated Units.

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

NOTE 6 -- LONG-TERM DEBT AND QUARTERLY DISTRIBUTIONS

     The Partnership maintains a bank facility (the 'Bank Facility') with a group of banks which, as amended effective June 30, 1998, provides for a $10,000,000 (a reduction from $15,000,000, subject to reinstatement under certain limited conditions, in accordance with the amendment discussed below) working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes of which $3,650,000 was available as of June 30, 1998. Further, the banks' commitments under a previously existing $20,000,000 acquisition facility (the 'Acquisition Facility') under the Bank Facility, the use of which was restricted to business acquisitions and capital expenditures for growth, were permanently reduced to the $12,997,000 of outstanding borrowings as of June 30, 1998. In that connection, the Partnership has agreed that it may not reborrow any amounts repaid under the Acquisition Facility. The Working Capital Facility, the Acquisition Facility and the $125,000,000 of 8.54% first mortgage notes due June 20, 2010 (the 'Mortgage Notes') do not require any principal payments during the second half of 1998.

     As of June 30, 1998 the Partnership was not in compliance with certain covenants of its Bank Facility agreement (the 'Agreement'). Subsequently, the Agreement was amended (the 'Agreement Amendment') retroactive to June 30, 1998 to, among other things, permit principal prepayments (the 'Triarc Note Prepayments') of up to $10,000,000 by Triarc through February 14, 1999 on a $40,700,000 note receivable from Triarc (the 'Triarc Note') and, to the extent not utilized for distributions (see below), to permit any such prepayments to be included in the determination of consolidated cash flow, as defined under the Agreement ('Consolidated Cash Flow'), for purposes of compliance with certain leverage and interest coverage ratio requirements for a period of twelve consecutive months commencing June 30, 1998. Further, the Partnership must have sufficient interest coverage through consolidated cash flow, as defined under the indenture (the 'Indenture') pursuant to which the Mortgage Notes were issued, in order to pay distributions. Effective June 30, 1998 the Indenture was amended (the 'Indenture Amendment' and collectively with the Agreement Amendment, the 'Amendments') to, among other things, (i) permit the Triarc Note Prepayments, (ii) effectively permit up to $6,000,000 of any such prepayments to be utilized to pay distributions to Common Unitholders with a proportionate amount for the General Partners' Interest with respect to distributions for the second, third and fourth quarters of 1998 only and (iii) amend the definition of consolidated cash flow to include interest income received by the Partnership on the Triarc Note through December 31, 1998 for interest coverage purposes thereby facilitating the Partnership's ability to pay distributions. Based on these amendments and current forecasts, the Partnership currently expects to remain in compliance with its debt agreements at least through June 30, 1999. (See further discussion below regarding the

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Partnership's ability to pay distributions beyond the second quarter of 1998). The Triarc Note was amended to, among other things, permit Triarc, at its option, to make Triarc Note Prepayments up to $10,000,000 of the principal thereof through February 14, 1999. Triarc has made no commitment to make Triarc Note Prepayments other than the $7,000,000 prepaid on August 7, 1998 discussed below. The remaining balance of the Triarc Note would then be payable according to the original terms such that the remaining principal balance after any prepayments would be repaid in eight equal annual installments commencing in 2003. The original terms of the Bank Facility, the Mortgage Notes and the Triarc Note are further described in Notes 11 and 13, respectively, to the consolidated financial statements contained in the Form 10-K.

     The Partnership incurred fees of approximately $1,000,000 in connection with executing the Amendments. Such fees will be amortized to interest expense ratably over the third and fourth quarters of 1998.

     On August 7, 1998 Triarc prepaid $7,000,000 of principal on the Triarc Note of which $3,336,000 has been included as Consolidated Cash Flow under the Agreement in order to retroactively cure the noncompliance with the Agreement and $3,664,000 is being used to permit the Partnership to declare its distribution for the quarter ended June 30, 1998 (see further discussion below).

     Partnership distributions are made from available cash as defined in the Partnership Agreement, the Agreement and the Indenture ('Available Cash') and as amended by the Agreement Amendment and the Indenture Amendment. Under the Agreement Amendment, Available Cash is supplemented by any Triarc Note Prepayments and may be utilized to pay distributions to the extent ($3,336,000 as of June 30, 1998) such Triarc Note Prepayments are not required to be included in Consolidated Cash Flow for the Partnership to be in compliance with the Agreement. Under the Indenture Amendment, Available Cash is supplemented by up to $6,000,000 of Triarc Note Prepayments. Available Cash generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters (see Note 5 to the December 31, 1997 audited financial statements within the Form 10-K for a more detailed discussion of Available Cash). On February 13, 1998, the Partnership paid a quarterly distribution for the quarter ended December 31, 1997 of $0.525 per Common and Subordinated Unit to Unitholders of record on February 5, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $6,143,000, including $2,625,000 to the General Partners related to the Subordinated Units and the General Partners' Interest. On May 15, 1998, the Partnership paid a quarterly distribution for the quarter ended March 31, 1998 of $0.525 per Common Unit to Common Unitholders of record on May 8, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $3,664,000, including $146,000 to the General Partners related to the General Partners' Interest. On July 29, 1998, utilizing the aforementioned $3,664,000 of the Triarc Note Prepayment, the Partnership declared a quarterly distribution for the quarter ended June 30, 1998 of $0.525 per Common Unit to Common Unitholders of record on August 7, 1998 payable August 14, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $3,664,000 including $146,000 to the General Partners related to the General Partners' Interest. No distributions were declared on the Subordinated Units with respect to the quarters ending March 31, 1998 and June 30, 1998 since subsequent to the distribution with respect to the quarter ended December 31, 1997, the Managing General Partner has agreed to forego any distributions on the Subordinated Units in order to facilitate the Partnership's compliance with debt covenant restrictions in the Agreement and, effective June 30, 1998 pursuant to the Amendments, the Partnership agreed not to pay distributions on the Subordinated Units with respect to the second, third and fourth quarters of 1998. The Partnership believes its ability to make a distribution to Common

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Unitholders with a proportionate amount for the General Partners' Interest for the quarter ended September 30, 1998 is contingent upon an additional $3,000,000 of Triarc Note Prepayments. Triarc has made no commitment to make any Triarc Note Prepayments. Thereafter, the Partnership will pay distributions to the Common Unitholders with a proportionate amount for the General Partners' Interest only if the Partnership is able to generate sufficient Available Cash through cash flows from operations, the Partnership achieves compliance with the restrictions embodied in the covenants in the Amended Agreements and with respect to the Subordinated Unitholders if the Partnership achieves compliance with the original restrictions embodied in the covenants in the Agreement and such payment would not impact compliance with such covenant restrictions (although, as previously indicated, the Amendments prohibit any distributions on the Subordinated Units with respect to the remainder of 1998). There can be no assurance that the Partnership will be able to pay any such distributions.

NOTE 7 -- RELATED PARTY TRANSACTIONS

     The Partnership continues to have related party transactions of the same nature and general magnitude as those described in Note 19 to the consolidated financial statements contained in the Form 10-K.

NOTE 8 -- STATEMENT OF PARTNERS' CAPITAL

     The following is a summary of the changes in partners' capital:

                                                                          COMMON      GENERAL       TOTAL
                                                                          PARTNERS'  PARTNERS'    PARTNERS'
                                                                          CAPITAL     CAPITAL      CAPITAL
                                                                          -------    ---------    ---------
                                                                                   (IN THOUSANDS)
Balance at December 31, 1997...........................................   $10,362     $ 3,092      $ 13,454
Net income.............................................................      827          617         1,444
Cash distributions paid................................................   (7,036 )     (2,771)       (9,807)
Amortization of unearned compensation on below market unit options.....      116           89           205
                                                                          -------    ---------    ---------
Balance at June 30, 1998...............................................   $4,269      $ 1,027      $  5,296
                                                                          -------    ---------    ---------
                                                                          -------    ---------    ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' should be read in conjunction with 'Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Annual Report of Form 10-K for the year ended December 31, 1997 of the Partnership. A general description of the Partnership's industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. See 'Part II. Other Information.'

     The following discussion compares the results of operations for the six and three months ended June 30, 1998 with the results of the Partnership for the six and three months ended June 30, 1997, respectively.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

     Revenues decreased $17.3 million, or 19.5%, to $71.4 in the six months ended June 30, 1998 as compared to $88.7 million for the six months ended June 30, 1997 with propane revenues decreasing $17.6 million, or 20.9%, to $66.7 million for the six months ended June 30, 1998 compared with $84.3 million in 1997 and revenues from appliance and other product lines increasing $0.3 million. The $17.6 million decrease in propane revenues is a result of decreased average selling prices ($12.9 million) due to lower product costs along with decreased volumes ($4.7 million) primarily as a result of warmer weather. Propane retail gallons sold decreased 4.4 million gallons, or 5.6 %, to 73.7 million gallons in 1998, compared to 78.1 million gallons in 1997. This decrease in gallons sold is primarily attributable to a decrease in sales to residential customers for heating purposes due to the fact that the six months ended June 30, 1998 were 14.8% warmer than the same period in 1997 according to Degree Day data published by the National Climatic Data Center as applied to the geographic regions of the Partnership's operations.

     Gross profit decreased $2.5 million, or 12.5%, to $17.4 million in the six months ended June 30, 1998 as compared to $19.9 million in 1997 due to a $2.6 million decrease in propane gross profit partially offset by a $0.1 million increase in gross profit related to higher equipment rental charges. Lower propane sales volumes caused $2.2 million of the $2.6 million propane gross profit decrease and a 1.3% decline in the average dollar margin per gallon accounted for the remainder of the decrease. The increase in gross profit as a percentage of sales, from 22.4% to 24.4%, is primarily the result of the average dollar margin per gallon decreasing only 1.3% from period to period while the average sales price per gallon decreased $0.18 per gallon, or 16.2%, due to lower product costs.

     Selling, general and administrative expenses increased $1.2 million, or 10.3%, to $12.8 million in the six months ended June 30, 1998, from $11.6 million in the 1997 period. The increase is primarily attributable to the acquisitions of propane distributorships that the Partnership made in 1997 and, to a lesser extent, increased professional fees and advertising expenses.

     Interest expense increased $0.4 million, or 6.6%, to $6.5 million in the six months ended June 30, 1998 due to higher average outstanding borrowings.

     Interest income from Triarc was unchanged at $2.7 million.

     Other income was unchanged at $0.8 million.

     The provision for income taxes, which relates only to the pre-tax income of NSSI, was unchanged at $0.1 million.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     Revenues decreased $4.2 million, or 14.3%, to $25.3 million in the three months ended June 30, 1998 as compared to $29.5 million for the three months ended June 30, 1997 with propane revenues decreasing $4.6 million, or 16.9% to $22.7 million for the three months ended June 30, 1998 compared with $27.3 million in 1997 and revenues from appliance and other product lines increasing $0.4 million. The $4.6 million decrease in propane revenues is a result of decreased average selling prices ($3.1 million) due to lower product costs along with decreased volumes ($1.5 million) primarily as a result of the warmer weather. Propane retail gallons sold decreased 1.5 million gallons, or 5.5%, to 25.3 million gallons in 1998, compared to 26.8 million gallons in 1997. This decrease in gallons sold is primarily attributable to a decrease in sales to residential customers for heating purposes due to the fact that the three months ended June 30, 1998 were 28.5% warmer than the same period in 1997 according to Degree Day data as applied to the geographic regions of the Partnership's operations.

     Gross profit decreased $1.0 million, or 20.6%, to $4.0 million in the three months ended June 30, 1998 as compared to $5.0 million in the comparable three months of 1997 due to a $1.3 million decrease in propane gross profit partially offset by a $0.3 million increase in other gross profit. The decrease was caused by the $0.8 million effect of lower propane sales volumes and the $0.5 million effect of the 3.9% decline in the average dollar margin per gallon. The decrease in gross profit as a percentage of sales, from 17.0%, to 15.8%, is primarily the result of operating expenses applicable to revenues remaining constant while sales prices declined.

     Selling, general and administrative expenses increased $1.1 million, or 21.5%, to $6.3 million in the three months ended June 30, 1998 from $5.2 million in 1997. The increase is primarily attributable to the acquisitions of propane distributorships the Partnership made in 1997 and, to a lesser extent, increases in professional fees and advertising expenses.

     Interest expense was relatively unchanged at $3.2 million in the three months ended June 30, 1998.

     Interest income from Triarc was unchanged at $1.4 million.

     Other income, net decreased $0.2 million to $0.2 million in the three months ended June 30, 1998 as compared to $0.4 million during the same period in 1997 due primarily to non-recurring gains on the sales of certain properties in the 1997 second quarter.

     The provision for income taxes, which relates only to the pre-tax income of NSSI, was relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's cash and cash equivalents (collectively 'cash') decreased $1.8 million during the six month period ended June 30, 1998. This decrease reflected cash provided by operating activities of $12.7 million more than offset by cash used in investing activities of $2.9 million and cash used in financing activities of $11.6 million.

     Cash flows provided by operating activities of $12.7 million in the 1998 period consisted of net income of $1.4 million, non-cash charges of $6.8 million, principally depreciation and amortization, and $4.5 million from working capital sources. The change in working capital is primarily made up of seasonal decreases in receivables of $5.9 million and inventories of $1.9 million, partially offset by a decrease of $3.2 million in accounts payable and accrued expenses. Accounts payable decreased $1.6 million primarily due to the seasonal nature of the propane industry and accrued expenses decreased $1.6 million primarily due to lower accrued payroll and payroll related expenses and lower accrued property taxes due to the timing of related payments and lower sales taxes payable due to decreased sales volume.

     Cash used in investing activities during the six month period ended June 30, 1998 included capital expenditures of $3.5 million and business acquisitions of $0.4 million. Of the capital expenditure amount for 1998, $1.3 million was for recurring maintenance and $2.2 million was to support growth of operations. The Partnership has forecasted maintenance capital expenditures and growth capital expenditures for the remainder of 1998 of approximately $1.2 million and $0.4 million, respectively, subject to the availability of cash and other financing sources. The Partnership has outstanding commitments amounting to $0.8 million for such capital expenditures as of June 30, 1998 which consists of $0.4 million each for maintenance capital expenditures and growth capital expenditures. During the first six months of 1998 the Partnership acquired the assets of three propane distributors for an aggregate $0.4 million in cash. As discussed below, effective June 30, 1998 the Partnership effectively no longer has an acquisition facility and does not expect to make acquisitions through at least the remainder of 1998.

     Cash used in financing activities during the six month period ending June 30, 1998 reflects net repayments of $2.2 million on the Working Capital Facility (see below), other debt repayments of $0.7 million and distributions to Unitholders of $9.8 million, all partially reduced by borrowings of $1.0 million on the Acquisition Facility (see below).

     The Partnership maintains a bank facility (the 'Bank Facility') with a group of banks which, as amended effective June 30, 1998, provides for a $10.0 million (a reduction from $15.0 million, subject to reinstatement under certain limited conditions, in accordance with the amendment discussed below) working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes of which $3.6 million was available as of June 30, 1998. Further, the banks' commitments under a previously existing $20.0 million acquisition facility (the 'Acquisition Facility') under the Bank Facility, the use of which was restricted to business acquisitions and capital expenditures for growth, were permanently reduced to the $13.0 million of outstanding borrowings as of June 30, 1998. In that connection, the Partnership has agreed that it may not reborrow any amounts repaid under the Acquisition Facility. The Working Capital Facility, the Acquisition Facility and the $125 million of 8.54% first mortgage notes due June 20, 2010 (the 'Mortgage Notes') do not require any principal payments during the second half of 1998.

     As of June 30, 1998 the Partnership was not in compliance with certain covenants of its Bank Facility agreement (the 'Agreement'). Subsequently, the Agreement was amended (the 'Agreement Amendment') retroactive to June 30, 1998 to, among other things, permit principal prepayments (the 'Triarc Note Prepayments') of up to $10.0 million by Triarc through February 14, 1999 on a $40.7 million note receivable from Triarc (the 'Triarc Note') and, to the extent not utilized for distributions (see below), to permit any such prepayments to be included in the determination of consolidated cash flow, as defined under the Agreement ('Consolidated Cash Flow'), for purposes of compliance with certain leverage and interest coverage ratio requirements for a period of twelve consecutive months commencing June 30, 1998. Further, the Partnership must have sufficient interest coverage through consolidated cash flow, as defined under the indenture (the 'Indenture') pursuant to which the Mortgage Notes were issued, in order to pay distributions. Effective June 30, 1998 the Indenture was amended (the 'Indenture Amendment' and collectively with the Agreement Amendment, the 'Amendments') to, among other things, (i) permit the Triarc Note Prepayments, (ii) effectively permit up to $6.0 million of any such prepayments to be utilized to pay distributions to Common Unitholders with a proportionate amount for the General Partners' Interest with respect to distributions for the second, third and fourth quarters of 1998 only and (iii) amend the definition of consolidated cash flow to include interest income received by the Partnership on the Triarc Note through December 31, 1998 for interest coverage purposes thereby facilitating the Partnership's ability to pay distributions. Based on these amendments and current forecasts, the Partnership currently expects to remain in compliance with its debt agreements at least through June 30, 1999. (See further discussion below regarding the Partnership's ability to pay distributions beyond the second quarter of 1998). The Triarc Note was amended to, among other things, permit Triarc, at its option, to make Triarc Note Prepayments up to $10.0 million of the principal thereof through February 14, 1999. Triarc has made no commitment to make Triarc Note Prepayments other than the $7.0 million prepaid on August 7, 1998 discussed below. The remaining balance of the Triarc Note would then be payable according to the original terms such that the remaining principal balance after any prepayments would be repaid in eight equal annual installments commencing in 2003.

     The Partnership incurred fees of approximately $1.0 million in connection with executing the Amendments. Such fees will be amortized to interest expense ratably over the third and fourth quarters of 1998.

     On August 7, 1998 Triarc prepaid $7.0 million of principal on the Triarc Note of which $3.3 million has been included as Consolidated Cash Flow under the Agreement in order to retroactively cure the noncompliance with the Agreement and $3.7 million is being used to permit the Partnership to declare its distribution for the quarter ended June 30, 1998 (see further discussion below).

     Partnership distributions are made from available cash as defined in the Partnership Agreement, the Agreement and the Indenture ('Available Cash') and as amended by the Agreement Amendment and the Indenture Amendment. Under the Agreement Amendment, Available Cash is supplemented by any Triarc Note Prepayments and may be utilized to pay distributions to the extent ($3.3 million as of June 30, 1998) such Triarc Note Prepayments are not required to be included in Consolidated Cash Flow for the Partnership to be in compliance with the Agreement. Under the Indenture Amendment, Available Cash is supplemented by up to $6.0 million of Triarc Note Prepayments. Available Cash generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters (see Note 5 to the December 31, 1997 audited financial statements within the Form 10-K for a more detailed discussion of Available Cash). On February 13, 1998, the Partnership paid a quarterly distribution for the quarter ended December 31, 1997 of $0.525 per Common and Subordinated Unit to Unitholders of record on February 5, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $6.1 million, including $2.6 million to the General Partners related to the Subordinated Units and the General Partners' Interest. On May 15, 1998, the Partnership paid a quarterly distribution for the quarter ended March 31, 1998 of $0.525 per Common Unit to Common Unitholders of record on May 8, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $3.7 million, including $0.1 million to the General Partners related to the General Partners' Interest. On July 29, 1998, utilizing the aforementioned $3.7 million of the Triarc Note Prepayment, the Partnership declared a quarterly distribution for the quarter ended June 30, 1998 of $0.525 per Common Unit to Common Unitholders of record on August 7, 1998 payable August 14, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $3.7 million including $0.1 million to the General Partners related to the General Partners' Interest. No distributions were declared on the Subordinated Units with respect to the quarters ending March 31, 1998 and June 30, 1998 since subsequent to the distribution with respect to the quarter ended December 31, 1997, the Managing General Partner has agreed to forego any distributions on the Subordinated Units in order to facilitate the Partnership's compliance with debt covenant restrictions in the Agreement and, effective June 30, 1998 pursuant to the Amendments, the Partnership agreed not to pay distributions on the Subordinated Units with respect to the second, third and fourth quarters of 1998. The Partnership believes its ability to make a distribution to Common Unitholders with a proportionate amount for the General Partners' Interest for the quarter ended September 30, 1998 is contingent upon an additional $3.0 million of Triarc Note Prepayments. Triarc has made no commitment to make any Triarc Note Prepayments. Thereafter, the Partnership will pay distributions to the Common Unitholders with a proportionate amount for the General Partners' Interest only if the Partnership is able to generate sufficient Available Cash through cash flows from operations, the Partnership achieves compliance with the restrictions embodied in the covenants in the Amended Agreements and with respect to the Subordinated Unitholders if the Partnership acheives compliance with the original restrictions embodied in the covenants in the Agreement and such payment would not impact compliance with such covenant restrictions (although, as previously indicated the Amendments prohibit any distributions on the Subordinated Units with respect to the remainder of 1998.) There can be no assurance that the Partnership will be able to pay any such distributions.

     Based on the Partnership's current cash on hand, borrowing availability under the Bank Facility, cash flows from operations and the $7.0 million Triarc Note Prepayment, the Partnership expects to be able to meet all of it's remaining 1998 cash requirements, primarily the aforementioned capital expenditures and distributions, except, as described above, for the distribution with respect to the quarter ending September 30, 1998 which is payable during the fourth quarter of 1998.

CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make Distributions to the holders of the Common Units, the General Partners' Interest and the Subordinated Units.

     The Partnership continues to have a contingency with respect to the Final Rule for Continued Operation of the Present Propane Trucks published by the U.S. Department of Transportation and resulting litigation of the same nature as described in Note 17 to the consolidated financial statements in the Form 10-K. The Partnership continues to be unable to determine the likely outcome of the litigation or what the ultimate long term costs of compliance with the Final Rule will be.

     The Partnership does not believe that contingencies for ordinary routine claims, litigation and administrative proceedings and investigations incidental to its business will have a material adverse effect on the Partnership's consolidated financial position or results of operations. However, any one or all of these matters taken together may adversely affect the Partnership's results of operations or limit the Partnership's ability to make Distributions.

YEAR 2000

     The Partnership has undertaken a study of its functional application systems to determine their compliance with year 2000 issues and, to the extent of noncompliance, the required remediation. As a result of such study, the Partnership believes the majority of its systems are year 2000 compliant. However, certain systems, which are significant to the Partnership, require remediation. The Partnership currently estimates it will complete the required remediation, including testing, by the end of the first half of 1999. To date, expenses incurred by the Partnership in order to become year 2000 compliant have been less than $0.1 million and the current estimated cost to complete such remediation is expected to be less than $0.1 million. Such costs, other than software, have been and will continue to be expensed as incurred.

     An assessment of the readiness of year 2000 compliance of third party entities with which the Partnership has relationships, such as its suppliers, banking institutions, customers, payroll processors and others, is ongoing. The Partnership has inquired, or is in the process of inquiring, of the significant aforementioned third party entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Partnership will continue to monitor these third party entities to determine the impact on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these third parties. The Partnership's initial assessment of compliance by third party entities is that there is not a material business risk to the Partnership posed by any such non-compliance and, as such, the Partnership has not yet developed any related contingency plans. The Partnership believes there are multiple vendors of the goods and services it receives from its suppliers and thus risk of non-compliance with year 2000 by any of its suppliers appears to be somewhat mitigated by this factor. Also, no single customer accounts for more than 10% of the Partnership's consolidated revenues, thus mitigating the adverse risk to the Partnership's business if some customers are not year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the 'FASB') issued Statement of Financial Accounting Standards No. 133 ('SFAS 133') 'Accounting for Derivative Instruments and Hedging Activities'. SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. SFAS 133 is effective for the Partnership's fiscal year beginning January 1, 2000. The provisions of SFAS 133 are complex and the Partnership is only beginning its evaluation of the implementation requirements of SFAS 133 and, accordingly, is unable to determine at this time the impact it will have on the Partnership's financial position and results of operations.

                           PART II. OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, information concerning possible or assumed future results of operations of the Partnership and statements preceded by, followed by, or that include the words 'may', 'believes', 'expects', 'anticipates' or the negation thereof, or similar expressions, constitute 'forward-looking statements'. All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, or statements expressing general optimism about future operating results, are forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such factors include, but are not limited to, the following: changes in wholesale propane prices; regional weather conditions; general economic conditions where the Partnership operates; competition from other energy sources and within the propane industry; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 noncompliance by customers and/or suppliers; changes in, or failure to comply with, government regulations; Triarc's not making any additional prepayments under the Triarc Note; the costs, uncertainties and other effects of legal and administrative proceedings; and other risks and uncertainties detailed in the Partnership's Securities and Exchange Commission filings. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.1  -- Amendment No. 1 to Note Agreement and Limited Consent, dated as of June 30, 1998, among National Propane
         Corporation, National Propane SGP, Inc., National Propane, L.P. and the holders of the Company's 8.54% First
         Mortgage Notes.
10.2  -- Amendment No. 1 to 8.54% First Mortgage Notes, dated June 30, 1998, among National Propane, L.P. and the holders of the Company's 8.54% First Mortgage Notes.
10.3  -- Fifth Amendment to National Propane Credit Agreement, dated June 30, 1998, among National Propane, L.P., the lenders (as defined therein), and BankBoston, N.A., as Administrative Agent and a lender.
10.4  -- Allonge Amendment dated as of June 30, 1998 attached to 13.5% Senior Secured Note, dated July 2, 1996, issued by Triarc Companies, Inc., payable to the order of National Propane, L.P.
27.1  -- Financial Data Schedule for the six month period ended June 30, 1998 submitted to the Securities and
         Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three month period ended June 30, 1998.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                   SIGNATURES

     Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: August 12, 1998