Form 10-Q
period 1998-09-30
NATIONAL PROPANE PARTNERS LP
filed 1998-11-16
CIK 1011292

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days. Yes   X  No
                                              _______  _______

     There were 6,701,550 Common Units and 4,533,638 Subordinated Units outstanding as of October 31, 1998.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----

Part I -- Financial Information
     Item 1 -- Financial Statements:
          Condensed Consolidated Balance Sheets -- December 31, 1997 and
            September 30, 1998.............................................................................     3
          Condensed Consolidated Statements of Operations -- Three months ended September 30, 1997 and 1998 and nine months ended September 30,
            1997 and 1998..................................................................................     4
          Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1997 and
          1998.............................................................................................     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......    10
     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk..................................    16

Part II -- Other Information
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    17
     Signatures............................................................................................    18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                                        1997(A)           1998
                                                                                      ------------    -------------
                                                                                             (IN THOUSANDS)
                                                                                               (UNAUDITED)
                                      ASSETS
Current assets:
     Cash and cash equivalents.....................................................     $  4,616        $   6,142
     Receivables, net..............................................................       13,955            3,835
     Finished goods inventories....................................................        9,599            8,334
     Other current assets..........................................................        1,990            1,726
                                                                                      ------------    -------------
          Total current assets.....................................................       30,160           20,037
Note receivable from Triarc Companies, Inc. (Note 6)...............................       40,700           30,700
Properties, net....................................................................       80,346           77,205
Unamortized costs in excess of net assets of acquired companies....................       17,616           16,887
Other assets.......................................................................        8,415            7,770
                                                                                      ------------    -------------
                                                                                        $177,237        $ 152,599
                                                                                      ------------    -------------
                                                                                      ------------    -------------

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
     Current portion of long-term debt.............................................     $  9,235        $   1,834
     Accounts payable..............................................................        5,877            4,607
     Accrued expenses..............................................................        7,866            9,429
                                                                                      ------------    -------------
          Total current liabilities................................................       22,978           15,870
Long-term debt.....................................................................      138,131          137,321
Customer deposits and other long-term liabilities..................................        2,674            2,407

Partners' capital (deficit):
     Common partners' capital......................................................       10,362          --
     General partners' capital (deficit), including subordinated units.............        3,092           (2,999)
                                                                                      ------------    -------------
          Total partners' capital (deficit)........................................       13,454           (2,999)
                                                                                      ------------    -------------
                                                                                        $177,237        $ 152,599
                                                                                      ------------    -------------
                                                                                      ------------    -------------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1997.

     See accompanying notes to condensed consolidated financial statements

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 NINE MONTHS
                                                                       THREE MONTHS ENDED           ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                        ------------------    -------------------
                                                                         1997       1998        1997       1998
                                                                        -------    -------    --------    -------
                                                                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
                                                                                       (UNAUDITED)
Revenues.............................................................   $29,300    $24,443    $117,987    $95,858
                                                                        -------    -------    --------    -------
Cost of sales:
     Cost of product -- propane and appliances.......................    13,588      9,701      59,817     41,153
     Other operating expenses applicable to revenues.................    11,403     10,866      33,982     33,427
                                                                        -------    -------    --------    -------
                                                                         24,991     20,567      93,799     74,580
                                                                        -------    -------    --------    -------
          Gross profit...............................................     4,309      3,876      24,188     21,278
Selling, general and administrative expenses.........................     5,971      6,375      17,568     19,204
                                                                        -------    -------    --------    -------
          Operating income (loss)....................................    (1,662)    (2,499)      6,620      2,074
Interest expense.....................................................    (3,234)    (3,734)     (9,306)   (10,245)
Interest income from Triarc Companies, Inc...........................     1,370      1,245       4,079      3,970
Other income, net....................................................       174        302         910      1,055
                                                                        -------    -------    --------    -------
          Income (loss) before income taxes..........................    (3,352)    (4,686)      2,303     (3,146)
Provision for income taxes...........................................       (48)       (50)       (165)      (146)
                                                                        -------    -------    --------    -------
          Net income (loss)..........................................   $(3,400)   $(4,736)   $  2,138    $(3,292)
                                                                        -------    -------    --------    -------
                                                                        -------    -------    --------    -------
General partners' interest in net income (loss)......................   $  (136)   $  (189)   $     86    $  (132)
                                                                        -------    -------    --------    -------
                                                                        -------    -------    --------    -------
Unitholders' interest (common and subordinated) in net income
  (loss).............................................................   $(3,264)   $(4,547)   $  2,052    $(3,160)
                                                                        -------    -------    --------    -------
                                                                        -------    -------    --------    -------
Net income (loss) per unit...........................................   $  (.29)   $  (.40)   $    .18    $  (.28)
                                                                        -------    -------    --------    -------
                                                                        -------    -------    --------    -------
Weighted average number of units outstanding.........................    11,235     11,235      11,235     11,235
                                                                        -------    -------    --------    -------
                                                                        -------    -------    --------    -------

     See accompanying notes to condensed consolidated financial statements

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       ----------------------------
                                                                                           1997            1998
                                                                                       ------------    ------------
                                                                                              (IN THOUSANDS)
                                                                                               (UNAUDITED)

Cash flows from operating activities:
     Net income (loss)..............................................................     $  2,138        $ (3,292)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization of properties...............................        8,049           7,563
          Amortization of costs in excess of net assets of acquired companies.......          630             946
          Amortization of deferred financing costs..................................          608             545
          Other amortization........................................................          505             941
          Provision for doubtful accounts...........................................          782             605
          Gain on sale of properties, net...........................................         (191)           (690)
          Other, net................................................................          (72)           (750)
          Changes in operating assets and liabilities:
               Decrease in accounts receivable......................................       16,210           9,549
               Increase in due from Triarc Companies, Inc...........................       (1,370)         --
               Decrease in inventories..............................................          800           1,267
               Decrease in prepaid expenses and other current assets................          532             264
               Increase (decrease) in accounts payable and accrued expenses.........      (11,356)            293
                                                                                       ------------    ------------
          Net cash provided by operating activities.................................       17,265          17,241
                                                                                       ------------    ------------
Cash flows from investing activities:
     Payments received on note receivable from Triarc Companies, Inc................       --              10,000
     Capital expenditures...........................................................       (4,894)         (5,346)
     Business acquisitions..........................................................       (7,568)           (416)
     Proceeds from sale of properties...............................................          737           1,729
                                                                                       ------------    ------------
          Net cash provided by (used in) investing activities.......................      (11,725)          5,967
                                                                                       ------------    ------------
Cash flows from financing activities:
     Proceeds from long-term debt...................................................       10,112           1,000
     Repayments of long-term debt...................................................       (6,328)         (9,211)
     Distributions..................................................................      (18,429)        (13,471)
                                                                                       ------------    ------------
          Net cash used in financing activities.....................................      (14,645)        (21,682)
                                                                                       ------------    ------------
Net increase (decrease) in cash.....................................................       (9,105)          1,526
Cash and cash equivalents at beginning of period....................................       11,187           4,616
                                                                                       ------------    ------------
Cash and cash equivalents at end of period..........................................     $  2,082        $  6,142
                                                                                       ------------    ------------
                                                                                       ------------    ------------

     See accompanying notes to condensed consolidated financial statements

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION

     The consolidated financial statements of National Propane Partners, L.P. (the 'Partnership') include the accounts of the Partnership and its subsidiaries National Propane, L.P. (the 'Operating Partnership') and National Sales & Service, Inc. ('NSSI') which, collectively with the Partnership and Operating Partnership, are referred to as the 'Partnership Entities'. The Partnership has limited partner interests consisting of 6,701,550 common units (the 'Common Units') and subordinated general partner interests consisting of 4,533,638 subordinated units (the 'Subordinated Units' and together with the Common Units, the 'Units') outstanding. National Propane Corporation (the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'), and its subsidiary, National Propane SGP Inc., own general partner interests representing an aggregate 4% unsubordinated general partners' interest (the 'General Partners' Interest') in the Partnership Entities and the Managing General Partner owns all of the subordinated units representing a 38.7% subordinated general partner interest in the Partnership. Certain statements in these notes to the condensed consolidated financial statements constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. See 'Part
II -- Other Information.'

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Partnership, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position as of December 31, 1997 and September 30, 1998, its results of operations for the three-month and nine-month periods ended September 30, 1997 and 1998 and its cash flows for the nine-month periods ended September 30, 1997 and 1998. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 (the 'Form 10-K').

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                      1997            1998
                                                                  ------------    -------------
                                                                         (IN THOUSANDS)

Properties, at cost............................................     $168,871        $ 171,795
Less accumulated depreciation..................................       88,525           94,590
                                                                  ------------    -------------
                                                                    $ 80,346        $  77,205
                                                                  ------------    -------------
                                                                  ------------    -------------

NOTE 4 -- INCOME TAXES

     Income taxes have been provided only on the pre-tax income of NSSI, which is subject to Federal and state income taxes. Since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not those of the Partnership, no income taxes have been provided thereon.

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make distributions (see Note 6).

     The Partnership continues to have a contingency with respect to the Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule') published by the U.S. Department of Transportation ('DOT') of the same nature as described in Note 17 to the consolidated financial statements in the Form 10-K. However, the DOT has abandoned its appeal of the United States District Court's preliminary injunction, and is involved with the propane industry in negotiated rulemaking to promulgate a revised final rule. The Partnership continues to be unable to determine what the ultimate long-term costs of compliance with the Final Rule or revised final rule, if any, will be.

     There are a number of lawsuits pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths. The claims made in certain cases are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its financial position or its results of operations.

     Notwithstanding the foregoing, any one of the matters discussed above or all of them taken together may adversely affect the Partnership's financial position, results of operations or its ability to make distributions.

NOTE 6 -- LONG-TERM DEBT AND QUARTERLY DISTRIBUTIONS

     The Partnership maintains a bank facility (the 'Bank Facility') with a group of banks which, as amended effective June 30, 1998, provides for a $10,000,000 (a reduction from $15,000,000, subject to reinstatement under certain limited conditions, in accordance with the amendment discussed below) working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes of which all $10,000,000 was available as of September 30, 1998. Further, the banks' commitment under a previously existing $20,000,000 acquisition facility (the 'Acquisition Facility') under the Bank Facility, the use of which was restricted to business acquisitions and capital expenditures for growth, was permanently reduced to the $12,997,000 of outstanding borrowings as of June 30, 1998. In connection therewith, the Partnership has agreed that it may not reborrow any amounts repaid under the Acquisition Facility. The balance as of September 30, 1998 remains at $12,997,000. The Working Capital Facility, the Acquisition Facility and the $125 million of 8.54% first mortgage notes due June 20, 2010 (the 'Mortgage Notes') do not require any principal payments during the fourth quarter of 1998. Availability under the Working Capital Facility expires June 30, 1999 while the Acquisition Facility requires quarterly repayments of approximately $1,100,000 per quarter beginning in the third quarter of 1999. The Mortgage Notes amortize beginning in 2003.

     As of June 30, 1998, the Partnership was not in compliance with certain covenants of its Bank Facility agreement (the 'Agreement'). Subsequently, the Agreement was amended (the 'Agreement Amendment') retroactive to June 30, 1998 to, among other things, permit principal prepayments (the 'Triarc Note Prepayments') of up to $10,000,000, by Triarc through February 14, 1999 on a note receivable from Triarc (the 'Triarc Note') with an original principal amount of $40,700,000 and, to the

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

extent not utilized for distributions (see below), to permit any such prepayments to be included in the determination of consolidated cash flow, as defined under the Agreement ('Consolidated Cash Flow') for purposes of compliance with certain leverage and interest coverage ratio requirements for a period of twelve consecutive months commencing June 30, 1998 for the initial $7.0 million Triarc Note Prepayments and from the date of payment on the $3.0 million Triarc Note Prepayment (see below). Further, the Partnership must have sufficient interest coverage through consolidated cash flow, as defined under the indenture (the 'Indenture') pursuant to which the Mortgage Notes were issued, in order to pay distributions. Effective June 30, 1998 the Indenture was amended (the 'Indenture Amendment' and collectively with the Agreement Amendment, the 'Amendments') to, among other things, (i) permit the Triarc Note Prepayments, (ii) effectively permit up to $6,000,000 of any such prepayments to be utilized to pay distributions to Common Unitholders with a proportionate amount for the General Partners' Interest with respect to distributions for the second, third and fourth quarters of 1998 only and (iii) amend the definition of consolidated cash flow to include interest income received by the Partnership on the Triarc Note through December 31, 1998 for interest coverage purposes thereby facilitating the Partnership's ability to pay distributions. The Partnership currently expects to remain in compliance with its debt agreements (as amended) at least through September 30, 1999. (See further discussion below regarding future Partnership distributions, including the Partnership's ability to reduce Available Cash by making appropriate reserves having the effect of reducing the amount of distributions to Unitholders - see subsequent discussion.) The Triarc Note was amended to, among other things, permit Triarc, at its option, to make Triarc Note Prepayments up to $10,000,000 of the principal thereof through February 14, 1999. On August 7, 1998, Triarc made a principal prepayment of $7,000,000 on the Triarc Note of which $3,336,000 was included as Consolidated Cash Flow under the Agreement in order to retroactively cure the noncompliance with the Agreement at June 30, 1998, and $3,664,000 was used to permit the Partnership to declare its distribution for the quarter ended June 30, 1998 (see further discussion below). On September 30, 1998, Triarc prepaid the remaining permitted principal of $3,000,000. The remaining principal balance of the Triarc Note of $30,700,000 is due $175,000 in 2004 and six equal annual installments of $5,087,500 commencing in 2005 through 2010. The original terms of the Bank Facility, the Mortgage Notes and the Triarc Note are further described in Notes 11 and 13 to the consolidated financial statements contained in the Form 10-K.

     The Partnership incurred fees of $908,000 in connection with the execution of the Amendments. Such fees are being amortized to interest expense ratably over the third and fourth quarters of 1998.

     Partnership distributions are made from available cash ('Available Cash') as defined in the Partnership Agreement, the Agreement and the Indenture and as amended by the Agreement Amendment and the Indenture Amendment. Under the terms of the Partnership agreement, the Partnership must distribute 100% of its Available Cash within 45 days of the end of each fiscal quarter. Available Cash under the Partnership Agreement generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters (see
Note 5 to the consolidated financial statements contained in the Form 10-K for a more detailed discussion of Available Cash). Under the Agreement Amendment, Available Cash is supplemented by any Triarc Note Prepayments and may be utilized to pay distributions to the extent such Triarc Note Prepayments are not required to be included in Consolidated Cash Flow for the Partnership to be in compliance with the Agreement. However, under the Indenture Amendment, which is more restrictive as to the determination of Available Cash as of September 30, 1998, Available Cash is supplemented by up to only $6,000,000 of Triarc Note Prepayments. The Partnership declared and paid quarterly distributions of $0.525 per

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

common unit with a proportionate amount for the 4% General Partners' Interest during each of the first three quarters of 1998, aggregating $3,664,000 for each distribution. The distribution during the third quarter paid with respect to the second quarter utilized the aforementioned $3,664,000 of the August 7, 1998 Triarc Note Prepayment. On October 21, 1998 the Partnership declared a quarterly distribution for the quarter ended September 30, 1998 of $0.2625 per Common Unit to Common Unitholders of record on November 6, 1998 paid on November 13, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $1,832,000 including $73,000 to the General Partners related to the General Partners' Interest. This distribution represents a reduction from previous quarters. After a careful evaluation of the Partnership's recent financial results, the Partnership's Board of Directors concluded that a reduced distribution was necessary to maintain financial flexibility in future quarters. Under the terms of the Partnership agreement, each Common Unit will accrue an arrearage of $0.2625 per Common Unit related to this distribution for an aggregate of $1,759,000. The last distribution for subordinated units was a quarterly distribution of $0.525 per subordinated unit with a proportionate amount for the 4% General Partners' Interest, or an aggregate of $2,479,000, declared and paid during the first quarter of 1998 with respect to the fourth quarter of 1997. No distributions were declared on the Subordinated Units with respect to the first three quarters of 1998 since subsequent to the distribution with respect to the quarter ended December 31, 1997, the Managing General Partner agreed to forego any distributions on the Subordinated Units in order to facilitate the Partnership's compliance with debt covenant restrictions in the Agreement and, effective June 30, 1998 pursuant to the Amendments, the Partnership agreed not to pay distributions on the Subordinated Units with respect to the second, third and fourth quarters of 1998. Commencing with distributions with respect to the fourth quarter of 1998, the Partnership will pay distributions to the Common Unitholders with a proportionate amount for the General Partners' Interest only if the Partnership is able to generate sufficient Available Cash through cash flows from operations and the Partnership maintains compliance with the restrictions embodied in the covenants in the Amended Agreements and there can be no assurance that the Partnership will be able to pay any future distributions to the Common Unitholders. Distributions will only be made with respect to the Subordinated Unitholders if the Partnership achieves compliance with the original restrictions embodied in the covenants in the Agreement and such payment would not impact compliance with covenant restrictions and all Common Unit arrearages ($1,759,000 after the distribution payable November 13, 1998) have been paid in full (although, as previously indicated, the Amendments prohibit any distributions on the Subordinated Units with respect to the remainder of 1998). Cash distributions on the Partnership's Common and Subordinated Units and the General Partners' Interest are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements. Accordingly, there can be no assurance that the Partnership will be able to pay any such future distributions.

NOTE 7 -- RELATED PARTY TRANSACTIONS

     The Partnership continues to have related party transactions of the same nature and general magnitude as those described in Note 19 to the consolidated financial statements contained in the Form 10-K.

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 8 -- STATEMENT OF PARTNERS' CAPITAL

     The following is a summary of the changes in partners' capital (deficit):

                                                             GENERAL       GENERAL       TOTAL
                                                            PARTNERS'     PARTNERS'     GENERAL      TOTAL
                                                 COMMON    SUBORDINATED   INTEREST     PARTNERS'   PARTNERS'
                                                PARTNERS'      UNIT        CAPITAL      CAPITAL     CAPITAL
                                                CAPITAL      CAPITAL      (DEFICIT)    (DEFICIT)   (DEFICIT)
                                                --------   ------------   ---------   -----------  ---------
                                                                       (IN THOUSANDS)
Balance at December 31, 1997..................  $ 10,362     $  2,532      $   560     $   3,092   $  13,454
Net loss......................................    (1,886)      (1,274)        (132)       (1,406)     (3,292)
Reallocation of Partnership loss..............     1,901          996       (2,897)       (1,901)     --
Cash distributions paid.......................   (10,555)      (2,380)        (536)       (2,916)    (13,471)
Amortization of unearned compensation on below
  market unit options.........................       178          126            6           132         310
                                                --------   ------------   ---------   -----------  ---------
Balance at September 30, 1998.................  $  --        $ --          $(2,999)    $  (2,999)  $  (2,999)
                                                --------   ------------   ---------   -----------  ---------
                                                --------   ------------   ---------   -----------  ---------

     The reallocation of Partnership loss is required under the terms of the partnership agreement in order that the Unitholders' capital account balances are not reduced below zero. In accordance with the terms of the partnership agreement, the General Partners' Interest will recover such $2,897,000 reallocation to the extent the Unitholders' interest in future earnings exceed distributions to Unitholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' should be read in conjunction with 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Annual Report on Form 10-K for the year ended December 31, 1997 of the Partnership. A general description of the Partnership's industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Partnership Entities to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. For these statements the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See 'Part II -- Other Information.'

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues decreased $22.1 million, or 18.8%, to $95.9 million in the nine months ended September 30, 1998 as compared to $118.0 million for the nine months ended September 30, 1997 with propane revenues decreasing $22.4 million, or 20.2%, to $88.5 million for the nine months ended September 30, 1998 compared with $110.9 million in the 1997 period and revenues from appliance and other product lines increasing $0.3 million. The $22.4 million decrease in propane revenues is a result of decreased average selling prices ($15.8 million) due to lower product costs along with decreased volumes ($6.6 million). Propane retail gallons sold decreased 6.3 million gallons, or 5.9%, to 100.7 million gallons in the nine months ended September 30, 1998, compared to 107.0 million gallons in 1997. This decrease in gallons sold is primarily attributable to a decrease in sales to residential customers for heating purposes due to the fact that the nine months ended September 30, 1998 were 15.2% warmer than the same period in 1997 according to Degree Day data published by the National Climatic Data

Center as applied to the geographic regions of the Partnership's operations and to a lesser extent, the loss of customers.

     Gross profit declined $2.9 million, or 12.0%, to $21.3 million in the nine months ended September 30, 1998 as compared to $24.2 million in 1997. The gross profit decrease is attributable to (i) lower propane sales volumes in the 1998 period ($3.1 million), (ii) a 0.6% decrease in the average dollar margin per gallon (the spread between the sales price and the direct product cost) ($0.3 million) and (iii) a decrease in other gross profit from other product lines ($0.1 million), partially offset by a decrease in other operating expenses applicable to revenues ($0.6 million). The increase in gross profit as a percentage of sales, to 22.2% from 20.5%, is primarily the result of the average dollar margin per gallon decreasing only 0.6% from period to period while the average sales price per gallon decreased $0.16 per gallon, or 15.2%, due to lower product costs.

     Selling, general and administrative expenses increased $1.6 million, or 9.3%, to $19.2 million in the nine months ended September 30, 1998, from $17.6 million in the 1997 period. The increase is primarily attributable to the 1998 full period effect of 1997 acquisitions of propane distributorships and, to a lesser extent, increased legal and professional fees.

     Interest expense increased $0.9 million, or 10.1%, to $10.2 million in the nine months ended September 30, 1998 due to amortization of fees incurred in connection with the execution of the Amendments and due to higher average outstanding borrowings.

     Interest income from Triarc decreased $0.1 million, or 2.7%, to $4.0 million in the nine months ended September 30, 1998 due to principal payments received on the Triarc Note in the third quarter of 1998 (see 'Liquidity and Capital Resources').

     Other income increased $0.1 million to $1.1 million due to higher gains on the sales of properties in the 1998 period.

     The provision for income taxes, which relates only to the pre-tax income of NSSI, was relatively unchanged at $0.1 million in the nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues decreased $4.9 million, or 16.6%, to $24.4 million in the three months ended September 30, 1998 as compared to $29.3 million for the three months ended September 30, 1997 with propane revenues decreasing $4.8 million, or 18.0% to $21.7 million for the three months ended September 30, 1998 compared with $26.5 million in 1997 and revenues from appliance and other product lines decreasing $0.1 million. The $4.8 million decrease in propane revenues is a result of decreased average selling prices ($3.0 million) due to lower product costs along with decreased volumes ($1.8 million). Propane retail gallons sold decreased 2.0 million gallons, or 6.9%, to 26.9 million gallons in 1998, compared to 28.9 million gallons in 1997. This decrease in gallons sold is due to two factors: (i) the carryover effect of the unusually warm previous winter which resulted in delayed delivery schedules and (ii) the loss of customers in prior quarters.

     Gross profit declined $0.4 million, or 10.0%, to $3.9 million in the three months ended September 30, 1998 as compared to $4.3 million in the comparable three months of 1997. The gross profit decrease is attributable to lower propane sales volumes in the 1998 period ($0.9 million) and a decrease in other gross profit from other profit lines ($0.1 million), partially offset by a decrease in operating expenses applicable to revenues ($0.5 million) and a 1.1% increase in the average margin per gallon (the spread between the sales price and the direct product cost) ($0.1 million). The increase in gross profit as a percentage of sales, from 14.7%, to 15.9%, is primarily the result of the average dollar margin per gallon increasing 1.1% from period to period while the average sales price per gallon decreased $.11 per gallon or 12.0%, due to lower product costs and due to lower operating expenses applicable to revenues.

     Selling, general and administrative expenses increased $0.4 million, or 6.8%, to $6.4 million in the three months ended September 30, 1998 from $6.0 million in 1997. The increase is primarily attributable to the 1998 full period effect of 1997 acquisitions of propane distributorships and, to a lesser extent, increases in legal and professional fees.

     Interest expense increased $0.5 million, or 15.5%, to $3.7 million in the three months ended September 30, 1998 as compared to $3.2 million in the comparable three months of 1997 due to amortization of fees incurred in connection with the execution of the Amendments.

     Interest income from Triarc decreased $0.1 million, or 9.1%, to $1.2 million in the three months ended September 30, 1998 due to principal payments on the Triarc Note received in the third quarter of 1998.

     Other income, net increased $0.1 million to $0.3 million in the three months ended September 30, 1998 as compared to $0.2 million during the same period in 1997 due primarily to higher gains on the sales of properties in the 1998 third quarter.

     The provision for income taxes, which relates only to the pre-tax income of NSSI, was relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's cash and cash equivalents (collectively 'cash') increased $1.5 million during the nine month period ended September 30, 1998. This increase reflected cash provided by operating activities of $17.2 million and cash provided by investing activities of $6.0 million partially offset by cash used in financing activities of $21.7 million.

     Cash flows provided by operating activities of $17.2 million in the 1998 period consisted of net non-cash charges of $9.1 million, principally depreciation and amortization, and $11.4 million from working capital sources partially offset by a net loss of $3.3 million. The change in working capital is primarily made up of seasonal decreases in receivables of $9.5 million and inventories of $1.3 million.

     Cash provided by investing activities of $6.0 million during the nine month period ended September 30, 1998 included $10.0 million of principal prepayments received on the Triarc Note discussed below and $1.7 million in proceeds from the sale of properties partially offset by capital expenditures of $5.3 million and business acquisitions of $0.4 million. Of the capital expenditure amount for 1998, $2.3 million was for recurring maintenance and $3.0 million was to support growth of operations. The Partnership has forecasted maintenance capital expenditures and growth capital expenditures for the remainder of 1998 of approximately $0.5 million and $0.7 million, respectively, subject to the availability of cash and other financing sources. The Partnership has outstanding commitments amounting to $1.0 million for such capital expenditures as of September 30, 1998 which consists of $0.3 million for maintenance capital expenditures and $0.7 for growth capital expenditures. During the first nine months of 1998 the Partnership acquired the assets of three propane distributors for an aggregate $0.4 million in cash. As discussed below, effective June 30, 1998 the Partnership effectively no longer has an acquisition facility and does not expect to make acquisitions through at least the remainder of 1998.

     Cash used in financing activities during the nine-month period ending September 30, 1998 reflects net repayments of $8.5 million on the Working Capital Facility (see below), other debt repayments of $0.7 million and distributions to Unitholders of $13.5 million, partially reduced by borrowings of $1.0 million on the Acquisition Facility (see below).

     The Partnership maintains a Bank Facility with a group of banks which, as amended effective June 30, 1998, provides for a $10.0 million (a reduction from $15.0 million, subject to reinstatement under certain limited conditions, in accordance with the amendment discussed below) Working Capital Facility to be used for working capital and other general partnership purposes of which all $10.0 million was available as of September 30, 1998. Further, the banks' commitments under a previously existing $20.0 million Acquisition Facility under the Bank Facility, the use of which was restricted to business acquisitions and capital expenditures for growth, were permanently reduced to the $13.0 million of outstanding borrowings at June 30, 1998. In that connection, the Partnership has agreed that it may not reborrow any amounts repaid under the Acquisition Facility. The balance as of September 30, 1998 remains at $13.0 million. The Working Capital Facility expires June 30, 1999 and any borrowings (none at September 30, 1998) thereunder are due at that date. The Partnership has not yet entered into formal discussions with its lenders to renew or extend the Working Capital Facility beyond June 30, 1999. The Partnership believes, however, that the Working Capital Facility can be renewed or extended or that a new working capital line of credit can be established, although there can be no assurance that any new working capital line of credit will have terms that are similar to those currently in place. Should the Partnership not be successful in its efforts to renew or extend the Working Capital Facility or obtain a new working capital line-of-credit, the Partnership has the ability and may be required to further reduce or eliminate its distributions in order to provide the working capital necessary for its operations. The Working Capital Facility, the Acquisition Facility and the Mortgage Notes do not require any principal payments during the fourth quarter of 1998.

     As of June 30, 1998 the Partnership was not in compliance with certain covenants of its Bank Facility Agreement. Subsequently, the Partnership entered into the Agreement Amendment retroactive to June 30, 1998 to, among other things, permit Triarc Note Prepayments of up to $10.0 million by Triarc through February 14, 1999 on the Triarc Note and, to the extent not utilized for distributions (see below), to permit any such prepayments to be included in the determination of Consolidated Cash Flow, as defined under the Agreement for purposes of compliance with certain leverage and interest coverage ratio requirements for a period of twelve consecutive months commencing June 30, 1998. Further, the Partnership must have sufficient interest coverage through consolidated cash flow, as defined under the Indenture pursuant to which the Mortgage Notes were issued, in order to pay distributions. Effective June 30, 1998 the Partnership entered into the Indenture Amendment to, among other things, (i) permit the Triarc Note Prepayments, (ii) effectively permit up to $6.0 million of any such prepayments to be utilized to pay distributions to Common Unitholders with a proportionate amount for the General Partners' Interest with respect to distributions for the second, third and fourth quarters of 1998 only and (iii) amend the definition of consolidated cash flow to include interest income received by the Partnership on the Triarc Note through December 31, 1998 for interest coverage purposes thereby facilitating the Partnership's ability to pay distributions. The Partnership currently expects to remain in compliance with its debt agreements (as amended) at least through September 30, 1999. (See further discussion below regarding future Partnership distributions, including the Partnership's ability to reduce Available Cash by making appropriate reserves having the effect of reducing the amount of distributions to Unitholders -- see subsequent discussion. The Triarc Note was amended to, among other things, permit Triarc, at its option, to make Triarc Note Prepayments up to $10.0 million of the principal thereof through February 14, 1999. On August 7, 1998, Triarc made a principal prepayment of
$7.0 million on the Triarc Note of which $3.3 million was included as Consolidated Cash Flow under the Agreement to retroactively cure the non-compliance with the Agreement as of June 30, 1998 and $3.7 million was used to permit the Partnership to declare its distribution for the quarter ended June 30, 1998. On September 30, 1998, Triarc prepaid the remaining permitted principal of $3.0 million. The remaining principal balance of the Triarc Note of $30.7 million is due $0.2 million in 2004 and six equal annual installments of approximately $5.1 million in 2005 through 2010.

     The Partnership incurred fees of $0.9 million in connection with executing the Amendments. Such fees are being amortized to interest expense ratably over the third and fourth quarters of 1998.

     Partnership distributions are made from Available Cash as defined in the Partnership Agreement, the Agreement and the Indenture and as amended by the Agreement Amendment and the Indenture Amendment. Under the terms of the Partnership Agreement, the Partnership must distribute 100% of its Available Cash within 45 days of the end of each fiscal quarter. Available Cash under the Partnership Agreement generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters (see
Note 5 to the consolidated financial statements contained in the Form 10-K for a more detailed discussion of Available Cash). Under the Agreement Amendment, Available Cash is supplemented by any Triarc Note Prepayments and may be utilized to pay distributions to the extent such Triarc Note Prepayments are not required to be included in Consolidated Cash Flow for the

Partnership to be in compliance with the Agreement. However, under the Indenture Amendment which is more restrictive as to the determination of Available Cash as of September 30, 1998, Available Cash is supplemented by up to only $6.0 million of Triarc Note Prepayments. The Partnership declared and paid quarterly distributions of $0.525 per common unit with a proportionate amount for the 4% General Partners' Interest during each of the first three quarters of 1998, aggregating $3.7 million for each distribution. The distribution during the third quarter paid with respect to the second quarter utilized the aforementioned $3.7 million of the August 7, 1998 Triarc Note Prepayment. On October 21, 1998 the Partnership declared a quarterly distribution for the quarter ended September 30, 1998 of $0.2625 per Common Unit to Common Unitholders of record on November 6, 1998 payable November 13, 1998, with a proportionate amount for the General Partners' Interest, or an aggregate of $1.8 million including $0.1 million to the General Partners related to the General Partners' Interest. This distribution represents a reduction from previous quarters. After a careful evaluation of the Partnership's recent financial results, the Partnership's Board of Directors concluded that a reduced distribution was necessary to maintain financial flexibility in future quarters. Under the terms of the Partnership agreement, each Common Unit will accrue an arrearage of $0.2625 per Common Unit related to this distribution for an aggregate of $1.7 million. The last distribution for subordinated units was a quarterly distribution of $0.525 per subordinated unit with a proportionate amount for the 4% General Partners' Interest, or an aggregate $2.5 million, declared and paid during the first quarter of 1998 with respect to the fourth quarter of 1997. No distributions were declared on the Subordinated Units with respect to the first three quarters of 1998 since subsequent to the distribution with respect to the quarter ended December 31, 1997, the Managing General Partner agreed to forego any distributions on the Subordinated Units in order to facilitate the Partnership's compliance with debt covenant restrictions in the Agreement and, effective June 30, 1998 pursuant to the Amendments, the Partnership agreed not to pay distributions on the Subordinated Units with respect to the second, third and fourth quarters of 1998. Commencing with distributions with respect to the fourth quarter of 1998, the Partnership will pay distributions to the Common Unitholders with a proportionate amount for the General Partners' Interest only if the Partnership is able to generate sufficient Available Cash through cash flows from operations and the Partnership maintains compliance with the restrictions embodied in the covenants in the Amended Agreements and there can be no assurance that the Partnership will be able to pay any future distributions to the Common Unitholders. Distributions will only be made with respect to the Subordinated Unitholders if the Partnership achieves compliance with the original restrictions embodied in the covenants in the Agreement and such payment would not impact compliance with such covenant restrictions and all Common Unit arrearages ($1.7 million after the distribution payable November 13, 1998) have been paid in full (although, as previously indicated, the Amendments prohibit any distributions on the Subordinated Units with respect to the remainder of 1998.) Cash distributions on the Partnership's Common and Subordinated Units and the General Partners' Interest are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreement. Accordingly, there can be no assurance that the Partnership will be able to pay any such future distributions.

     Based on the Partnership's current cash on hand, borrowing availability under the Bank Facility and cash flows from operations, the Partnership expects to be able to meet all of its cash requirements for the remainder of 1998, primarily the aforementioned capital expenditures and distributions with respect to the quarter ending September 30, 1998 payable during the fourth quarter of 1998.

CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make distributions.

     The Partnership continues to have a contingency with respect to the Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule') published by the U.S. Department of

Transportation ('DOT') of the same nature as described in Note 17 to the consolidated financial statements in the Form 10-K. However, the DOT has abandoned its appeal of the United States District Court's preliminary injunction, and is involved with the propane industry in negotiated rulemaking to promulgate a revised final rule. The Partnership continues to be unable to determine what the ultimate long-term costs of compliance with the Final Rule or revised final rule, if any, will be.

     There are a number of lawsuits pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths. The claims made in certain cases are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its financial position or its results of operations.

     Notwithstanding the foregoing, any one of the matters discussed above or all of them taken together may adversely affect the Partnership's financial position, results of operations or its ability to make distributions.

YEAR 2000

     The Partnership has undertaken a study of its internal functional application systems to determine their compliance with Year 2000 issues and, to the extent of noncompliance, the required remediation. The Partnership's study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of its software and hardware systems; (3) identify its systems and computer programs with year 2000 exposure; (4) assess the impact on its operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing; and (8) implement. The Partnership has completed steps one through five and expects to complete steps six through eight by August, 1999. Such study addressed both information technology ('IT') and non-IT systems, including imbedded technology such as micro controllers in telephones and the Partnership's application programs and communication devices associated with its financial reporting systems in place at each of its retail locations and its corporate headquarters. As a result of such study, the Partnership believes the majority of its systems are presently year 2000 compliant. Certain other systems, however, will require further remediation. If such remediation is not completed on a timely basis, the most reasonably likely worst case scenario is that the Partnership may experience delays in its postings of sales and cash receipts in its general ledger. The Partnership does not believe these delays would have a material adverse effect on its results of operations. In such case, the Partnership's contingency plan would be to revert to a manual system in order to perform the required functions without any significant disruption of business. To date, the expenses incurred by the Partnership in order to become year 2000 compliant, including software and hardware costs, have been less than $0.1 million and the current estimated cost to complete such remediation is expected to be less than $0.1 million. Such costs are being expensed as incurred except for the direct purchase costs of software and hardware, which are being capitalized in accordance with the provisions of Statement of Positions ('SOP') 98-1 described below.

     An assessment of the readinesss of Year 2000 compliance of third party entities with which the Partnership has relationships, such as its suppliers, banking institutions, customers, payroll processors and others ('Third Party Entities') is ongoing. The Partnership has inquired, or is in the process of inquiring, of the significant aforementioned Third Party Entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Partnership is, however, subject to certain risks with respect to these Third Party Entities' potential year 2000 non-compliance. The Partnership believes that these risks are primarily associated with its banks and propane suppliers. At present, the Partnership cannot determine the impact on its results of operations in the event of year 2000 non-compliance by these Third Party Entities. In the most reasonably likely worst-case scenario, such year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers. The Partnership will continue to monitor these Third Party Entities to determine the impact on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these Third Party Entities. The Partnership is in the process of collecting additional information from Third Party Entities that disclosed that remediation is required and will begin detailed evaluations of these Third Party Entities, as well as those that could not satisfactorily respond, by the first quarter of 1999 in order to develop its contingency plans in conjunction therewith. The Partnership believes there are multiple vendors of the goods and services it receives from its suppliers and thus the risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. In 1997, no single supplier provided over 16% of the Partnership's propane needs with the Partnership purchasing approximately 70% of its propane from 15 suppliers with the balance purchased from over 35 other suppliers. With respect to its customer base, the Partnership believes the majority of its residential customers do not rely upon any systems that are at risk of year 2000 non-compliance and, in addition, no single customer accounts for more than 10% of the Partnership's revenues, thus mitigating the adverse risk to the Partnership's business if some customers are not year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, 'Reporting on the Costs of Start-Up Activities' ('SOP 98-5'). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and is effective no later than for the first quarter of the Partnership's fiscal year commencing January 1, 1999. Since the Partnership does not have any significant deferred start-up costs as of September 30, 1998, the Partnership does not believe the adoption of SOP 98-5 will have a material impact on its consolidated results of operations or financial position unless it incurs significant deferred start-up costs during the fourth quarter of 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

     The statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, information concerning possible or assumed future results of operations of the Partnership and statements preceded by, followed by, or that include the words 'may', 'believes', 'expects', 'anticipates' or the negation thereof, or similar expressions, constitute 'forward-looking statements.' All statements which address operating performance, events or developments that are expected or anticipated to occur in the future, including statements relating to volume and revenue growth, or statements expressing general optimism about future operating results, are forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, National Propane claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such factors include, but are not limited to, the following: changes in wholesale propane prices; regional weather conditions; the ability to attract and retain customers; general economic conditions where the Partnership operates; competition from other energy sources and within the propane industry; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; change in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; the success of the Partnership in identifying systems and programs that are not yet Year 2000 compliant; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; changes in, or failure to comply with, government regulations; the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties detailed in National Propane's Securities and Exchange Commission filings. National Propane will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after the date of such statements to reflect events or circumstances after anticipated or unanticipated events.

     Cash distributions on National Propane's common units are not guaranteed, will depend on future Partnership operating performance and will be affected by, among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

27.1   -- Financial Data Schedule for the nine month period ended September 30, 1998 submitted to the Securities and
         Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three month period ended September 30, 1998.

               NATIONAL PROPANE PARTNERS, L.P., AND SUBSIDIARIES
                                   SIGNATURES

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

                                          By:       /s/ STEVEN T. SCHURING
                                             ...................................
                                                     STEVEN T. SCHURING
                                                         CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

Date: November 16, 1998