Form 10-K
period 1998-12-31
NATIONAL PROPANE PARTNERS LP
filed 1999-04-15
CIK 1011292

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 16 OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 1-11867

                            ------------------------

                        NATIONAL PROPANE PARTNERS, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                   TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE ON WHICH REGISTERED
                      Common Units                                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value as of March 31, 1999 of the Registrant's Common Units held by non-affiliates of the Registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $43,560,000. At March 31, 1999 there were outstanding 6,701,550 Common Units and 4,533,638 Subordinated Units.

                        DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I
                                                                                                            PAGE
                                                                                                         -----------
Item  1.    Business...................................................................................           1
Item  2.    Properties.................................................................................          10
Item  3.    Legal Proceedings..........................................................................          11
Item  4.    Submission of Matters to a Vote of Security Holders........................................          11

                                    PART II
Item  5.    Market for the Registrant's Units and Related Unitholder Matters...........................          12
Item  6.    Selected Historical Consolidated Financial and Operating Data..............................          13
Item  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......          15
Item  7A.   Quantitative and Qualitative Disclosures About Market Risk.................................          25
Item  8.    Financial Statements and Supplementary Data................................................          26
Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......          49

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.........................................          49
Item 11.    Executive Compensation.....................................................................          52
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............................          57
Item 13.    Certain Relationships and Related Transactions.............................................          59

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............................          61

Signatures...........................................................................................            65

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

     Certain statements in this Annual Report on Form 10-K (this 'Form 10-K'), including statements under 'Item 1. Business' and 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations', and elsewhere in this Form 10-K that are not historical facts, including most importantly, statements relating to the proposed transaction between National Propane Partners, L.P. (the 'Partnership') and Columbia Propane Corporation (and affiliates thereof), information concerning possible or assumed future results of operations of the Partnership and statements preceded by, followed by, or that include the words 'may', 'believes', 'expects', 'anticipates' or the negation thereof, or similar expressions constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'). Such forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in wholesale propane prices; regional weather conditions; the ability to attract and retain customers; general economic conditions where the Partnership operates; competition from other energy sources and within the propane industry; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; change in business strategy or development plans; quality of management; availability, terms and deployment of capital; business ability and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; the success of the Partnership in identifying systems and programs that are not yet Year 2000 compliant; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; changes in, or failure to comply with, government regulations (including accounting standards, environmental laws and taxation requirements); the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties referred to in this Form 10-K and other current and periodic filings by the Partnership. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Partnership's policy generally not to make any specific projections as to future earnings, and the Partnership does not endorse any projections regarding future performance that may be made by third parties.

     Cash distributions on the Partnership's common units are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements. Cash distributions on the Common Units were suspended in January 1999 with respect to the fourth quarter of 1998 and are currently prohibited under the terms of the Partnership's debt agreements until all bank indebtedness is repaid in full. Under the terms of the Purchase Agreement (as defined below in 'Item 1.
Business -- Recent Developments'), the Partnership is prohibited from paying any further distributions to holders of Common Units without the prior written consent of the Purchaser General Partner (as defined below).

ITEM 1. BUSINESS

INTRODUCTION

     National Propane Partners, L.P., a master limited partnership (the 'Partnership' or the 'MLP'), is a Delaware limited partnership formed in March 1996 to acquire, own and operate the business and assets of National Propane Corporation ('National Propane' or the 'Managing General Partner'), an indirect wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'), through National Propane, L.P. (the 'Operating Partnership'), and is engaged primarily in (i) the retail marketing of propane to residential, commercial and industrial, and agricultural customers and to dealers that resell propane to residential and commercial customers and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. The Partnership believes it is the seventh largest retail marketer of propane in terms of volume in the United States, supplying over 210,000 active retail and wholesale customers in 24 states through its 155 full service centers located in 23 states. The Partnership's operations are concentrated in the Midwest, Northeast, Southeast and West regions of the United States. The retail propane sales volume of the Partnership was approximately 144.3 million gallons in 1998. In 1998, approximately 41.9% of the Partnership's retail sales volume was to residential customers, 42.3% was to commercial and industrial customers, 6.9% was to agricultural customers, and 8.9% was to dealers. Sales to residential customers in 1998 accounted for approximately 61% of the Partnership's gross profit on propane sales, reflecting the higher-margin nature of this segment of the market.

RECENT DEVELOPMENTS

     As has been previously announced, the Partnership's Managing General Partner had been considering various strategic alternatives to maximize the value of the Partnership and had been in active discussions with several third parties concerning a sale or merger of the Partnership. In January 1999, the Managing General Partner established a Special Committee (which retained financial and legal advisors) to evaluate and make a recommendation on behalf of the Partnership's Common Unitholders with respect to any transaction.

     On April 5, 1999, the Partnership, the Managing General Partner, National Propane SGP, Inc. ('SGP') and Triarc and Columbia Propane Corporation ('Columbia Propane'), a subsidiary of Columbia Energy Group, Columbia Propane, L.P. ('Purchaser') and CP Holdings Inc., a subsidiary of Columbia Propane and the general partner of the Purchaser (the 'Purchaser General Partner') signed a definitive purchase agreement (the 'Purchase Agreement') pursuant to which the Purchaser would acquire all of the 6,701,550 outstanding common units of the Partnership for $12.00 in cash per common unit pursuant to a tender offer (the 'Partnership Sale'). On April 9, 1999, the Purchaser commenced the tender offer. The offer for the common units is subject to certain conditions, including there being validly tendered by the expiration date, and not withdrawn, at least a majority of the outstanding common units on a fully diluted basis. The offer will be made only upon and subject to the terms and conditions of the Offer to Purchase and the related Letter of Transmittal.

     The tender offer is the first step of a two-step cash transaction. In the second step, subject to the terms and conditions of the Purchase Agreement, Columbia Propane would indirectly acquire the general partner interests and subordinated unit interests of the Partnership from its general partners and the Partnership would merge into the Purchaser. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, the same per unit price as that paid to common unitholders who tender their shares pursuant to the tender offer. Triarc would receive $17.9 million for its acquired interests in the Partnership and the Operating Partnership -- $2.1 million in cash and $15.8 million in the form of the forgiveness of a portion of the indebtedness owed by Triarc to the Operating Partnership. Simultaneously, and as a condition of the closing, Triarc will prepay $14.9 million of such indebtedness. Following the closing, Triarc, through the Managing General Partner, would retain a 1.0% limited partner interest in the Purchaser. Approximately $141 million of the Operating Partnership's outstanding indebtedness is expected to be refinanced in connection with the Partnership Sale.

     The Board of Directors of the Managing General Partner, acting on the recommendation of its Special Committee, unanimously approved the Partnership Sale and unanimously recommended that the Partnership's Common Unitholders tender their common units pursuant to the offer. The Special Committee received an opinion of Lehman Brothers Inc. ('Lehman Brothers') that, from a financial point of view, the consideration to be received by the Partnership's Common Unitholders in the Partnership Sale is fair to the holders of the Common Units.

     There can be no assurance that the Partnership Sale will be consummated.

     In connection with the Partnership Sale, the Operating Partnership, the Managing General Partner, the SGP and the holders of the First Mortgage Notes (the 'Noteholders') amended the Note Agreements governing the Operating Partnership's $125,000,000 aggregate principal amount of 8.54% first mortgage notes due 2010 (the 'First Mortgage Notes') to provide for, among other things, modifications to the premium payable to such noteholders in connection with the prepayment of the First Mortgage Notes pursuant to the Partnership Sale.

     At December 31, 1998 the Operating Partnership was not in compliance with a covenant under its bank credit facility (the 'Bank Facility') and is forecasting non-compliance with the same covenant as of March 31, 1999 (the 'Forecasted Non-Compliance'). Pursuant to a waiver letter dated as of February 20, 1999, the Operating Partnership received an unconditional waiver from the lenders under its Bank Facility (the 'Lenders'), with respect to the non-compliance as of December 31, 1998, and a conditional waiver with respect to future non-compliance with such covenant through August 31, 1999 (the 'February Waiver'). A number of the conditions to the February Waiver of future noncompliance are directly related to the Partnership Sale. Should the conditions not be met or the February Waiver expire, and the Partnership be in default of its Bank Facility, the Partnership would also be in default of its First Mortgage Notes by virtue of cross-default provisions. As a result of the Forecasted Non-Compliance, the conditions of the February Waiver, and the cross-default provisions of the First Mortgage Notes, the Partnership has classified all of the debt under the Operating Partnership bank credit facility ($15,997,000) and the First Mortgage Notes ($125,000,000) as a current liability as of December 31, 1998. In addition, as a result of the Forecasted Non-Compliance, the conditional nature of the February Waiver of future non-compliance, and the fact that the Partnership Sale may not be consummated, the Partnership's independent auditors' report on the Partnership's financial statements for the year ended December 31, 1998 contains an explanatory paragraph concerning substantial doubt as to the Partnership's ability to continue as a going concern. If the Partnership Sale is not consummated and the Lenders are unwilling to extend or modify the February waiver, (i) the Partnership could seek to otherwise refinance its indebtedness, (ii) the Managing General Partner might consider buying the banks' loans to the Operating Partnership ($16.0 million principal amount outstanding at December 31, 1998),
(iii) the Partnership could pursue other potential purchasers of the Partnership or (iv) the Partnership could be forced to seek protection under Federal bankruptcy laws. In such latter event, the Managing General Partner may be required to honor its guarantee of the Partnership's debt under the Bank Facility and the First Mortgage Notes.

INITIAL PUBLIC OFFERING

     In July 1996 the MLP completed its initial public offering (the 'IPO') of approximately 6.3 million common units representing limited partner interests (together with subsequently issued common units the 'Common Units'). Both National Propane and SGP contributed substantially all of their assets to the Operating Partnership (the 'Partnership Conveyance') as a capital contribution and the Operating Partnership assumed substantially all of their liabilities. National Propane and SGP then conveyed their limited partner interests in the Operating Partnership to the Partnership. As a result of such contributions, each of National Propane and SGP has a 1.0% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. In addition, National Propane received in exchange for its contribution to the Partnership 4,533,638 subordinated units (the 'Subordinated Units') and the right to receive certain incentive distributions. Also immediately prior to the closing of the IPO, National Propane issued $125 million aggregate principal amount of First Mortgage Notes to certain institutional investors in a private placement (the 'Private Placement'). Concurrently with the closing of the IPO, the Operating Partnership also entered into the Bank Facility which includes a revolving credit facility to be used for working capital and other general partnership purposes and an acquisition facility. On November 7, 1996, the Partnership issued and sold an additional 400,000 Common Units in a private placement.

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

     Based upon information provided by the National Propane Gas Association (the 'NPGA'), a propane trade association, propane accounts for approximately 3% to 4% of total energy consumption in the United States, an average level that has remained relatively constant for the past ten years. In addition, propane is now the world's most widely used alternative fuel for automobiles with approximately 350,000 and 3.5 million vehicles running on propane in the United States and worldwide, respectively (according to the NPGA). The Partnership believes, based on industry publications, that the domestic retail market for propane is approximately 9.4 billion gallons annually.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes its propane through a nationwide distribution network integrating 155 full service centers in 23 states. The Partnership's operations are located primarily in the Midwest, Northeast, Southeast and West regions of the United States. Typically, service centers are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of an office and a warehouse and service facility, with one or more 18,000 to 30,000 gallon storage tanks on the premises. Each service center is managed by a district or branch manager and also typically employs a customer service representative, a service technician and one or two bulk truck drivers.

     In 1998 the Partnership served over 210,000 active customers. No single customer accounted for 10% or more of the Partnership's revenues in 1997 or 1998. Generally, the number of customers increases during the fall and winter and decreases during the spring and summer. Historically, approximately 64% of the Partnership's retail propane volume has been sold during the six-month season from October through March, as many customers use propane for heating purposes. Consequently, sales, gross profits and cash flows from operations are concentrated in the Partnership's first and fourth fiscal quarters.

     Year-to-year demand for propane is affected by the relative severity of the winter and other climatic conditions. The Partnership believes, however, that the geographic diversity of its areas of operations can help to reduce its exposure to regional weather patterns. In addition, retail sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets. For information on the impact of annual variations in weather on the operations of the Partnership, see Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of
Operations -- General'.

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

     The Partnership also sells, leases and services equipment related to its propane distribution business. In the residential market, the Partnership sells household appliances such as cooking ranges, water heaters, space heaters, central furnaces and clothes dryers, as well as barbecue equipment and gas logs. In the industrial market, the Partnership sells propane for use as forklift truck fuel, in metal cutting and atmospheric furnaces and for portable heating for construction. In the agricultural market, propane is sold for use as engine fuel and for chicken brooding and crop drying. The sale of specialized equipment, service income and rental income represented less than 10% of the Partnership's gross income during fiscal 1998. Parts and appliance sales, installation and service activities are conducted through National Sales & Service, Inc. ('NSSI'), a wholly-owned corporate subsidiary of the Operating Partnership.

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

     The Partnership purchased propane from over 50 domestic and Canadian suppliers during 1998, primarily major oil companies and independent producers of both gas liquids and oil. The Partnership purchases propane under both term and spot contracts. In 1998, the Partnership purchased approximately 77% and 23% of its propane supplies from domestic and Canadian suppliers, respectively. Approximately 95% of propane purchases by the Partnership in 1998 were on a contractual basis (generally, under one year agreements subject to annual renewal), but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally do not lock in prices but rather provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major storage points, such as Mont Belvieu, Texas and Conway, Kansas. The Partnership is not currently a party to any supply contracts containing 'take or pay' provisions.

     Dynegy Liquids Marketing and Trade ('Dynegy') and Conoco Inc. ('Conoco') each supplied approximately 11% of the Partnership's propane in 1998 and Amoco Oil Company ('Amoco') supplied approximately 10%. The Partnership believes that if supplies from Dynegy, Conoco or Amoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, the Partnership believes that the cost of procuring replacement supplies might be significantly higher, at least on a short-term basis, which could negatively affect the Partnership's margins. No other single supplier provided 10% or more of the Partnership's total propane supply during 1998. Although the Partnership has long-standing relations with a number of its important suppliers and has generally been able to secure sufficient propane to meet its customers' needs, no assurance can be given that supplies of propane will be readily available in the future. The Partnership expects a sufficient supply to continue to be available during 1999. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane. See 'Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- General'.

     The Partnership owns underground storage facilities in Hutchinson, Kansas and Loco Hills, New Mexico (the Partnership owns the underground storage space and leases the real property on which it is located from the state of New Mexico), leases above ground storage facilities in Crandon, Wisconsin and Orlando, Florida, and owns or leases smaller storage facilities in other locations throughout the United States. As of December 31, 1998, the Partnership's total storage capacity was approximately 33.1 million gallons (including approximately one million gallons of storage capacity currently leased to third parties).

TRADEMARKS AND TRADENAMES

     The Partnership utilizes several trademarks and tradenames which it owns in the marketing of its products.

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

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.4 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 34% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's service centers compete with several marketers or distributors and certain service centers compete with a large number of marketers or distributors. Each service center operates in its own competitive environment because retail marketers tend to locate in close proximity to customers in order to lower the cost of providing service. The Partnership's typical service center has an effective marketing radius of approximately 50 miles. The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices.

WORKING CAPITAL

     Working capital requirements for the Operating Partnership fluctuate due to the seasonal nature of its business. Typically, in late summer and fall, inventories are built up in anticipation of the heating season and are depleted over the winter months. During the spring and early summer, inventories are at low levels due to lower demand. Accounts receivable reach their highest levels in the middle of the winter and are gradually reduced as the volume of propane sold declines during the spring and summer. Accounts receivable are generally due within 30 days of delivery. Working capital requirements have generally been met through cash flow from operations supplemented by advances under a revolving working capital facility. Pursuant to the February Waiver, the Operating Partnership is precluded from borrowing additional amounts under the Bank Facility without the consent of each bank lender. (See also 'Recent Developments'.)

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

     National Propane and the Operating Partnership are subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, the latter of which are primarily governed by the Occupational Safety and Health Act and the regulations promulgated thereunder. On August 18, 1997 the U.S. Department of Transportation (the 'DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. As initially proposed, the Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Operating Partnership's cargo tanks. The Partnership believes that, as a result of the substantially completed negotiated rulemaking involving the DOT, the propane industry and other interested parties, that it will not incur material increases to its cost of operations in complying with the Final Rule.

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears the likely remedy will involve treatment of groundwater and the soil, including installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. The environmental consultants' current range of estimated costs for remediation is from $0.5 million to $1.7 million. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Thus National has a remaining accrual of approximately $0.7 million as of December 31, 1998, all of which was provided in prior years, for the minimum costs estimated for the anticipated remediation method. See Item 7. 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Contingencies'. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

EMPLOYEES

     As of December 31, 1998, the Managing General Partner had approximately 961 full time employees, of whom 83 were general and administrative (including fleet maintenance personnel), 26 were sales, 394 were transportation and product supply and the balance were district employees. In addition, at December 31, 1998, the Managing General Partner had 20 temporary and part-time employees. Approximately 145 of such full-time employees are covered by collective bargaining agreements that expire on various dates in 1999, 2000 and 2001. The Managing General Partner believes that its relations with both its union and non-union employees are satisfactory.

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

                             [ORGANIZATION CHART]

ITEM 2. PROPERTIES

     The Partnership maintains a large number of diverse properties, including appliance showrooms, maintenance facilities, bulk plants, warehousing space, garages, storage depots and related distribution equipment and underground space for gas storage. The Partnership believes that these properties, taken as a whole, are adequate for its current and foreseeable business needs. The majority of these properties are owned by the Partnership.

     Certain information about the properties of the Partnership as of December 31, 1998 is set forth in the following table.

                                                                                                      STORAGE CAPACITY
                                                                                        NUMBER OF     ----------------
                            DESCRIPTION OF FACILITIES                                  FACILITIES
----------------------------------------------------------------------------------   ---------------   (IN THOUSANDS
                                                                                                        OF GALLONS)
Service Centers located throughout the United States..............................   124   owned
                                                                                      31   leased
                                                                                     ---
                                                                                     155                    7,723
Remote Storage Facilities.........................................................    69   owned
                                                                                      31   leased
                                                                                     ---
                                                                                     100                    2,201
Above Ground Storage Facilities
     Crandon, Wisconsin(1)........................................................     1   leased             241
     Orlando, Florida(2)..........................................................     1   leased           1,020
                                                                                     ---                  -------
                                                                                       2                    1,261
Underground Storage Facilities:
     Hutchinson, Kansas(3)........................................................     1   owned           12,000
     Loco Hills, New Mexico(4)....................................................     1   leased          10,000
                                                                                     ---                  -------
                                                                                       2                   22,000
                                                                                                          -------
          Total...................................................................                         33,185
                                                                                                          -------
                                                                                                          -------

------------

(1) The Partnership leases the real property from a third party on a year-to-year basis, and the lease is terminable by either party upon 30 days' notice.

(2) The Partnership leases the real property from a third party pursuant to a ground lease that terminates on October 31, 2006. The Partnership owns the storage facility located at such property and leases it to Dynegy Liquids Marketing and Trade pursuant to an agreement that terminates October 31, 1999 and may be canceled by the Partnership upon 60 days' notice under certain circumstances.

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

                            ------------------------

     The transportation of propane requires specialized equipment. The trucks utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of December 31, 1998, the Partnership had a fleet of 6 transport truck tractors, all of which are owned by the Partnership, approximately 350 bulk delivery trucks and 369 service and light duty trucks which are owned by the Partnership and 35 bulk delivery trucks and 37 service and light duty trucks under operating leases. In addition, as of December 31, 1998, the Partnership owned approximately 126 cylinder delivery vehicles and 34 automobiles and leased approximately 10 cylinder delivery vehicles and 13 automobiles under operating leases. As of December 31, 1998, the Partnership owned approximately 210,000 customer storage tanks with typical capacities of 250 to 500 gallons.

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

ITEM 3. LEGAL PROCEEDINGS

     There are a number of lawsuits pending or threatened against National. In general, these lawsuits have arisen in the ordinary course of National's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of National or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. Notwithstanding the foregoing, any one of the matters discussed above or all of these matters taken together may adversely affect the Partnership's quarterly or annual results of operations and may limit the Partnership's ability to make distributions to its Unitholders.

     In addition, certain contingent liabilities related to National Propane's operations were assumed by the Partnership in connection with the Partnership Conveyance. These contingent liabilities include potential environmental remediation costs and related claims (primarily costs and claims related to the coal tar contamination at the Managing General Partner's Marshfield, Wisconsin facility). The ultimate outcome of the Marshfield matter cannot presently be determined and the costs of remediation and third party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units. See 'Item 1. Business -- Government Regulations'.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the Partnership during the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on The New York Stock Exchange under the symbol NPL. As of March 31, 1999 there were approximately 12,000 registered Common Unitholders of record. On March 31, 1999, the closing price of the Common Units was $6.50. The following table sets forth, for the periods indicated, the high and low sale prices per Common Unit, as reported on The New York Stock Exchange, and the amount of cash distributions paid per Common Unit.

                       1998                           HIGH        LOW       CASH DISTRIBUTION PAID PER UNIT
--------------------------------------------------   -------    -------    ---------------------------------
First Quarter.....................................   $23.125    $18.500    $0.525 (paid May 15, 1998)
Second Quarter....................................    20.437     14.750    $0.525 (paid August 14, 1998)
Third Quarter.....................................    16.312      9.187    $0.2625 (paid November 13, 1998)
Fourth Quarter....................................    13.500      4.500    $0.000


                       1997
--------------------------------------------------

First Quarter.....................................   $21.000    $19.250    $0.525 (paid May 15, 1997)
Second Quarter....................................    20.500     18.875    $0.525 (paid August 14, 1997)
Third Quarter.....................................    22.000     20.125    $0.525 (paid November 14, 1997)
Fourth Quarter....................................    22.437     21.000    $0.525 (paid February 13, 1998)

     The Partnership has also issued Subordinated Units, all of which are held by the Managing General Partner, for which there is no established public trading market. Under the Amended and Restated Agreement of Limited Partnership of National Propane Partners, L.P. (the 'Partnership Agreement'), the Partnership distributes to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Partnership Agreement which is filed as an exhibit to this Report. The Partnership Agreement defines Minimum Quarterly Distributions as $.525 per Unit for each full fiscal quarter. In accordance with the Partnership Agreement, the Partnership reduced the quarterly distribution to Common Unitholders by one-half of the of the Minimum Quarterly Distribution with respect to the third quarter of 1998 and eliminated the quarterly distribution to Common Unitholders with respect to the fourth quarter of 1998. Furthermore, pursuant to the February Waiver the Operating Partnership agreed not to make any distributions on the Partnership's publicly traded Common Units until all outstanding indebtedness under the Bank Facility has been repaid in full. In addition, under the terms of the Purchase Agreement, the Partnership is prohibited from paying any further distributions to unitholders without the prior written consent of the Purchaser General Partner. The Common Units have arrearages of $1,759,000 and $3,518,000 with respect to the third and fourth quarters of 1998, respectively.

     Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. For a discussion of the Partnership's cash distributions, see Note 11 to the accompanying consolidated financial statements. Restrictions on the Partnership's distributions are incorporated herein by reference to Notes 3 and 10 to the accompanying consolidated financial statements, and to 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations'.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

     In connection with the Partnership Conveyance, the Partnership became the successor to the businesses of National Propane. Because the Partnership Conveyance was a transfer (as described in Note 1 to the accompanying consolidated financial statements) of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests, resulting in the presentation of the Partnership as the successor to the continuing businesses of National Propane. The entity representative of both the operations of (1) National Propane prior to the Partnership Conveyance and (2) the Partnership and the Operating Partnership and its subsidiary subsequent to the Partnership Conveyance, is referred to as 'National'. Further, the selected financial data reflect the effects of the June 1995 merger of Public Gas with and into National.

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                   1994(A)(B)   1995(A)(B)   1996(A)        1997         1998
                                                   --------     --------     --------     --------     --------
                                                                 (IN THOUSANDS, EXCEPT UNIT DATA)
Revenues.........................................  $151,651     $148,983     $173,260     $165,169     $133,982
Operating income.................................    18,750       14,501       16,188        9,843        6,179
Income (loss) before extraordinary charges.......    12,021         (605)       5,747        3,848       (1,578)
Extraordinary charges(c).........................    (2,116)       --          (2,631)       --           --
Net income (loss)................................     9,905         (605)       3,116        3,848       (1,578)
Income (loss) before extraordinary charge per
  unit -- basic and diluted(d)...................                                 .27          .33         (.13)
Total assets.....................................   137,581      139,112      196,408      182,509      161,037
Long-term debt...................................    98,711      124,266      128,044      138,131          177
Partners' capital (deficit)/Stockholders'
  (deficit)(e)...................................   (19,502)     (48,600)      34,063       13,454       (3,018)
Operating Data:
     EBITDA(f)...................................    28,774       25,146       27,321       22,121       18,293
     Capital expenditures(g).....................    12,593       11,013        7,868       11,546        8,543
     Retail propane gallons sold.................   152,335      150,141      160,484      155,287      144,341
Weighted average number of units outstanding.....                            10,954,753   11,235,188   11,235,188

------------

 (a) Reflects the results of National Propane Corporation and subsidiaries ('National Propane') through June 30, 1996 and of National Propane Partners, L.P. (the 'Partnership'), National Propane, L.P. and subsidiary, as successor to the continuing business of National Propane, thereafter. On July 2, 1996 (effective July 1, 1996), National Propane and a subsidiary conveyed substantially all of their assets and liabilities in exchange for partnership interests among a controlled group of companies, which has been accounted for in a manner similar to a pooling of interests. In July 1996 the Partnership consummated an initial public offering (the 'Offering') of 6,301,550 common units representing limited partner interests in the Partnership (the 'Common Units') and in November 1996 the Partnership sold an additional 400,000 Common Units through a private placement (the 'Equity Private Placement'). See Note 1 to the consolidated financial statements included elsewhere herein for a further discussion of the basis of presentation of the consolidated financial statements, the Partnership Conveyance, the Offering and the Equity Private Placement. See Note 4 to the consolidated financial statements included elsewhere herein for the unaudited proforma operating results for the year ended December 31, 1996 adjusted as if the Partnership had been formed and the Partnership Conveyance, the Offering and the Equity Private Placement had been completed as of January 1, 1996.

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

 (c) The extraordinary charges primarily represent the write-off of unamortized deferred financing costs and original issue discount (in the 1994 period), net of income taxes, associated with the early extinguishment of debt.

 (d) Net income per Unit was computed by dividing net income (before an extraordinary charge for the period July 1, 1996 (see Note (c) above) to December 31, 1996), after deducting the general partners' interest (100% through June 30, 1996 and 4% thereafter), by the weighted average number of units outstanding. Basic and diluted income per unit are the same in 1996 since there were no dilutive securities outstanding and in 1997 and 1998 since potentially dilutive unit options had no effect.

 (e) In November 1994, National reclassified its receivable from Triarc as a component of stockholders' equity which was not conveyed to the Partnership as part of the July 2, 1996 Partnership Conveyance. Receivables from SEPSCO were classified as a component of stockholders' equity though June 1995 at which time the aggregate receivables were dividended to SEPSCO.

 (f) EBITDA is defined as operating income plus depreciation and amortization (excluding amortization of deferred financing costs). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not a measure of performance or financial condition under generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution. Cash flows in accordance with generally accepted accounting principles consist of cash flows from
     (i) operating, (ii) investing and (iii) financing activities. Cash flows from operating activities reflect net income (loss) (including charges for interest and income taxes not reflected in EBITDA), adjusted for (i) all non-cash charges or income (including, but not limited to, depreciation and amortization) and (ii) changes in operating assets and liabilities (not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA. For a discussion of National's operating performance and cash flows provided by (used in) operating, investing and financing activities, see 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.'

 (g) National's capital expenditures fall generally into three categories: (i) maintenance capital expenditures, which include expenditures for replacement of property, plant and equipment, (ii) growth capital expenditures for the expansion of existing operations and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations. An analysis by category for the years ended December 31, 1995, 1996, 1997 and 1998 is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                               1995         1996      1997       1998
                                                              -------      ------    -------    ------
                                                                           (IN THOUSANDS)
Maintenance................................................   $ 4,030(1)   $3,108    $ 2,806    $3,176
Growth.....................................................     4,936       3,922      4,987    5,243..
Acquisition................................................     2,047(2)      838      3,753       115
                                                              -------      ------    -------    ------
     Total.................................................   $11,013      $7,868    $11,546    $8,534
                                                              -------      ------    -------    ------
                                                              -------      ------    -------    ------

------------

(1) Includes the purchase of an airplane for $590,000.

(2) Includes $1,864,000 of assets purchased and contributed by Triarc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CERTAIN STATEMENTS SET FORTH BELOW UNDER THIS CAPTION CONSTITUTE 'FORWARD-LOOKING STATEMENTS' WITHIN THE MEANING OF THE REFORM ACT. SEE 'SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS' ON PAGE ONE FOR ADDITIONAL FACTORS RELATING TO SUCH STATEMENTS.

     This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' reflects the results of National Propane Corporation and subsidiaries ('National Propane') through June 30, 1996 and of National Propane Partners, L.P. (the 'Partnership'), its subsidiary partnership National Propane L.P. (the 'Operating Partnership') and a subsidiary National Sales & Service, Inc. ('NSSI' and together with the Partnership and the Operating Partnership, the 'Partnership Entities'), as successor to the continuing business of National Propane, thereafter. The Partnership was formed on March 13, 1996 to acquire, own and operate National Propane's propane business and substantially all of the related assets of National Propane. The Partnership's activities are conducted through the Operating Partnership and NSSI. The entity representative of both the operations of (i) National Propane prior to the Partnership Conveyance and
(ii) the Partnership Entities subsequent to the Partnership Conveyance is referred to herein as 'National'. On July 2, 1996 (effective July 1, 1996), National Propane and a subsidiary conveyed substantially all of their propane related assets and liabilities (other than amounts due from a parent, deferred financing costs and income tax liabilities) to the Operating Partnership. Because such conveyance was a transfer of assets and liabilities in exchange for partnership interests among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests. Further, results of operations of National Propane prior to June 29, 1995 have been restated to reflect the effects of the June 29, 1995 merger (the 'Merger') of Public Gas Company ('Public Gas') with and into National Propane. Because the Merger was a transfer of assets and liabilities in exchange for shares among a controlled group of companies, it has been accounted for in a manner similar to a pooling of interests. See Note 1 to the consolidated financial statements included elsewhere herein for a further discussion of the basis of presentation of the consolidated financial statements and the Partnership Conveyance. See also
'Item 1. Business -- Recent Developments' and ' -- Liquidity and Capital Resources' for information regarding the Partnership Sale and the Partnership's recent non-compliance with a covenant under its Bank Facility.

GENERAL

     National is primarily engaged in (i) the retail marketing of propane to residential customers, commercial and industrial customers, agricultural customers and to dealers that resell propane to residential and commercial customers, and (ii) the retail marketing of propane-related supplies and equipment, including home and commercial appliances. National believes it is the seventh largest retail marketer of propane in terms of retail volume in the United States, supplying over 210,000 active retail and wholesale customers in 24 states through its 155 full service centers. National's operations are concentrated in the Midwest, Northeast, Southeast and West regions of the United States.

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

     The retail propane sales volumes are dependent on weather conditions. National sells approximately 64% of its retail volume during the first and fourth quarters, which represent the winter heating season. As a result, cash flow is greatest during the first and fourth quarters as customers pay for their purchases. Propane sales are also dependent on climatic conditions which may affect agricultural regions. National believes that its exposure to regional weather patterns can be lessened because of the geographic diversity of its areas of operations and through sales to commercial and industrial markets, which are not as sensitive to variations in weather conditions.

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

     Profitability is also affected by the price and availability of propane. Worldwide availability of both gas liquids and oil affects the supply of propane in domestic markets. National does not believe it is overly dependent on any one supplier. National primarily buys propane on both one-year contracts and the spot market and generally does not enter into any fixed price take-or-pay contracts. Furthermore, National purchases propane from a wide variety of sources. In 1998, no provider supplied over 11% of National's propane needs.

     Based on demand and weather conditions the price of propane can change quickly over a short period of time; in most cases the increased cost of propane is passed on to the customer. However, in cases where increases cannot be passed on or when the price of propane escalates faster than the Partnership's ability to raise customer prices, margins will be negatively affected. In 1998, however, propane costs declined and these decreases were passed on to customers to maintain the Partnership's market share and attract new customers.

     The propane industry is very competitive. National competes against other major propane companies as well as local marketers in most of its markets, with the highest concentration of competitors in the Midwest United States. Propane also competes against other energy sources, primarily natural gas, oil and electricity.

     The following discussion compares the results of operations for the year ended December 31, 1998 with the year ended December 31, 1997, and the year ended December 31, 1997 with the year ended December 31, 1996.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues declined $31.2 million, or 18.9% to $134.0 million for the year ended December 31, 1998 as compared with $165.2 million for the year ended December 31, 1997. This decrease consists of a $31.5 million, or 20.4%, decrease in propane revenues partially offset by a $0.3 million, or 3.4%, increase in revenues from other product lines. The $31.5 million decrease in propane revenues was due to decreased selling prices ($20.6 million) and volume decreases ($10.9 million). National's propane sales volume decreased 11.0 million gallons, or 7.1% in 1998 to 144.3 million gallons compared with 155.3 million gallons in 1997 reflecting a decrease of 13.4 million gallons sold to existing customers. This decrease in sales to existing customers was partially offset by an increase of 2.4 million gallons due to the acquisition of a propane distributor in 1998 and the full year effect of six acquisitions in 1997. This decrease in gallons sold is primarily attributable to a decrease in sales to residential customers for heating purposes in 1998 due to the fact that the year ended December 31, 1998 was 14.4% warmer than the year ended December 31, 1997 according to Degree Day data, published by the National Climatic Data Center, as applied to the geographic regions of National's operations and to a lesser extent, the loss of customers.

     Gross Profit. Gross profit declined $2.1 million, or 6.1%, to $32.4 million in 1998 compared with $34.5 million in 1997. The gross profit decrease is attributable to lower propane sales volume in 1998 compared with 1997 ($5.2 million), partially offset by an increase in average margin per gallon (the spread between the sales price and the direct product cost) ($0.2 million) and a decrease in operating expenses attributable to revenues ($2.9 million). The increase in the average margin per gallon is primarily the result of more favorable supply costs during 1998. Operating expenses attributable to revenues decreased $2.9 million, or 6.1%, to $44.4 million in 1998 compared to $47.3 million in 1997 due to a non-recurring charge of $1.1 million for severance benefits in the fourth quarter of 1997, and decreased (i) insurance costs in 1998 due to better experience ($0.8 million), (ii) depreciation expense in 1998 due to sales of properties and assets becoming fully depreciated ($0.7 million),
(iii) expenditures
for equipment repairs in 1998 ($0.5 million), (iv) vehicle fuel costs in 1998 due to lower fuel prices ($0.5 million), and (v) vehicle repairs and maintenance costs in 1998 due to a newer fleet ($0.5 million) partially offset by higher 1998 payroll and employee benefit expenses ($1.2 million).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.6 million, or 6.5%, to $26.2 million in 1998 compared with $24.6 million in 1997. The increase is primarily attributable to the 1998 full period effect of 1997 acquisitions of propane distributorships, increased legal fees, and vehicle operating lease expense for 1998 fleet additions.

     Interest Expense. Interest expense increased $1.2 million, or 9.5%, to $13.8 million in 1998 compared with $12.6 million in 1997. This increase was due to the amortization of fees incurred in connection with the execution of amendments to the Partnership's Bank Facility and First Mortgage Notes in 1998 ($0.9 million) in addition to higher average borrowings in 1998, partially offset by lower average interest rates.

     Interest Income from Triarc. Interest income from Triarc decreased $0.5 million, or 9.0%, to $5.0 million in 1998 compared with $5.5 million in 1997 due to the receipt of $10.0 million of principal prepayments on the Triarc Note received in the third quarter of 1998 (see 'Liquidity and Capital Resources').

     Other Income, Net. Other income, net increased $0.1 million due to an increase in gains on the sale of properties in 1998 partially offset by lower rent and investment income and increased non-operating expenses.

     Provision for Income Taxes. The provision for income taxes, which relates primarily to the pre-tax income of NSSI, increased $0.2 million due to higher NSSI taxable income.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues declined $8.1 million, or 4.7%, to $165.2 million for the year ended December 31, 1997 as compared with $173.3 million for the year ended December 31, 1996. This decrease consists of a $7.0 million, or 4.3%, decrease in propane revenues and a $1.1 million, or 9.1%, decrease in revenues from other product lines. The $7.0 million decrease in propane revenues was due to volume decreases ($5.2 million) and decreased selling prices ($1.8 million). National's propane sales volume decreased 5.2 million gallons, or 3.2% in 1997 to 155.3 million gallons compared with 160.5 million gallons in 1996 reflecting a decrease of 10.4 million gallons sold to existing customers, primarily residential. This decrease in sales to existing customers was partially offset by an increase of 5.2 million gallons sold due to the acquisition of six propane distributorships in 1997 and the full-year effect of two acquisitions in the second half of 1996 (3.8 million gallons) and the opening of five new service centers in 1997 (1.4 million gallons). This propane sales volume decrease to residential customers is a result of the winter season in the first half of 1997 being 6.8% warmer than the winter season in the first half of 1996 according to Degree Day data, published by the National Climatic Data Center, as applied to the geographic regions of National's operations. In addition, record high product cost caused customers to conserve in their use of propane and to shop for lower prices, resulting in some residential customer turnover and losses. The decrease in selling prices is due to a shift in the customer mix toward lower-priced non-residential accounts and lower product cost. Revenues from other product lines decreased $1.1 million due to (i) decreased terminal sublease income due to the warm winter season, (ii) decreased equipment rental charges in certain market areas due to competitive conditions and (iii) decreased appliance sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities of $17.1 million in 1998 consisted of
(i) non-cash charges of $12.3 million, principally depreciation and amortization and (ii) a net $6.4 million decrease in cash flows from changes in operating assets and liabilities, partially offset by a net loss of $1.6 million. The decrease in net operating assets and liabilities is primarily due to lower propane sales volumes and lower prices which caused decreased levels of accounts receivable and inventories.

     Cash provided by investing activities for 1998 of $3.5 million included $10.0 million of principal prepayments received on the Triarc Note discussed below and $2.3 million in proceeds from the sale of properties partially offset by capital expenditures of $8.4 million and business acquisitions of $0.4 million. Of the capital expenditures amount, $5.2 million was to support the growth of operations, and $3.2 million was for recurring maintenance capital to support current business levels. National expects to have total capital expenditures in 1999 of approximately $4.8 million consisting of $1.8 million for maintenance and $3.0 million for growth. Such capital expenditures will be funded by cash flow from operations and interest income on the Triarc Note. At December 31, 1998 National had outstanding commitments of $0.4 million for such capital expenditures. During 1998 National acquired the assets of a propane distributor for an aggregate of $0.4 million of cash.

     Cash used in financing activities of $20.7 million in 1998 consisted of distributions paid to unitholders of $15.3 million and net repayments of long-term debt of $5.4 million.

     Total partners' deficit at December 31, 1998 was $3.0 million as compared with total partners' capital of $13.5 million at December 31, 1997. The decrease of $16.5 million principally reflects distributions paid of $15.3 million and net loss of the Partnership of $1.6 million partially offset by $0.4 million of amortization of unearned compensation on below market unit options.

     On April 5, 1999, the Partnership, the Managing General Partner, National Propane SGP, Inc. ('SGP') and Triarc and Columbia Propane Corporation ('Columbia Propane'), a subsidiary of Columbia Energy Group, Columbia Propane, L.P. ('Purchaser') and CP Holdings Inc., a subsidiary of Columbia Propane and the general partner of the Purchaser (the 'Purchaser General Partner') signed a definitive purchase agreement (the 'Purchase Agreement') pursuant to which the Purchaser would acquire all of the 6,701,550 outstanding Common Units of the Partnership for $12.00 in cash per Common Unit pursuant to a tender offer, (the 'Partnership Sale'). On April 9, 1999, the Purchaser commenced the tender offer. The offer for the Common Units is subject to certain conditions, including there being validly tendered by the expiration date, and not withdrawn, at least a majority of the outstanding Common Units on a fully diluted basis. The offer will be made only upon and subject to the terms and conditions of the Offer to Purchase and the related Letter of Transmittal.

     The tender offer is the first step of a two-step cash transaction. In the second step, subject to the terms and conditions of the Purchase Agreement, Columbia Propane would indirectly acquire the general partner interests and subordinated unit interests of the Partnership from its general partners and the Partnership would merge into the Purchaser. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, the same per unit price as that paid to common unitholders who tender their shares pursuant to the tender offer. Triarc would receive approximately $17.9 million for its acquired interests in the Partnership and the Operating
Partnership -- $2.1 million in cash and $15.8 million payable in the form of the forgiveness of indebtedness owed by Triarc to the Operating Partnership. Simultaneously, and as a condition of the closing, Triarc will prepay approximately $14.9 million of such indebtedness. Following the closing, Triarc, through the Managing General Partner, would retain a 1.0% limited partner interest in the Purchaser. Approximately $141 million of the Operating Partnership's outstanding indebtedness is expected to be refinanced in connection with the Partnership Sale. There can be no assurance that the Partnership Sale will be consummated.

     In connection with the Partnership Sale, the Operating Partnership, the Managing General Partner, the SGP and the Noteholders amended the Note Agreements governing the Operating Partnership's $125.0 million 8.54% First Mortgage Notes to provide for, among other things, modifications to the premium payable to such noteholders in connection with the prepayment of the First Mortgage Notes pursuant to the Partnership Sale. Also in connection with the Partnership Sale, the Partnership will incur certain financial advisory, legal and other fees and expenses of up to $2.0 million in the first half of 1999, which will be expensed as incurred.

     At December 31, 1998 the Operating Partnership was not in compliance with a covenant under its bank credit facility (the 'Bank Facility') and is forecasting non-compliance with the same covenant as of March 31, 1999 (the 'Forecasted Non-Compliance'). Pursuant to a waiver letter dated as of February 20, 1999, the Operating Partnership received an unconditional waiver of such non-compliance from the lenders under its Bank Facility (the 'Lenders') with respect to the non-compliance as of December 31, 1998, and a conditional waiver with respect to future non-compliance with such covenant through August 31, 1999 (the 'February Waiver'). A number of the conditions to the February Waiver of future noncompliance are directly related to the Partnership Sale. Should the conditions not be met or the February Waiver expire, and the Partnership be in default of its Bank Facility, the Partnership would also be in default of its First Mortgage Notes by virtue of cross-default provisions. As a result of the Forecasted Non-Compliance, the conditions of the February Waiver, and the cross-default provisions of the First Mortgage Notes, the Partnership has classified all of the debt under the Bank Facility ($16.0 million) and the First Mortgage Notes ($125.0 million) as a current liability as of December 31, 1998. In addition, as a result of the Forecasted Non-Compliance, the conditional nature of the February Waiver of future non-compliance, and the fact that the Partnership Sale may not be consummated, the Partnership's independent auditors' report on the Partnership's financial statements for the year ended December 31, 1998 contains an explanatory paragraph concerning substantial doubt as to the Partnership's ability to continue as a going concern. If the Partnership Sale is not consummated and the Lenders are unwilling to extend or modify the February Waiver, (i) the Partnership could seek to otherwise refinance its indebtedness,
(ii) the Managing General Partner might consider buying the banks' loans to the Operating Partnership ($16.0 million principal amount outstanding at December 31,

1998), (iii) the Partnership could pursue other potential purchasers of the Partnership or (iv) the Partnership could be forced to seek protection under Federal bankruptcy laws. In such latter event, the Managing General Partner may be required to honor its guarantee of the Partnership's debt under the Bank Facility and the First Mortgage Notes.

     Effective with amendments executed effective June 30, 1998, the Partnership's Bank Facility provided for a $10.0 million (reduced from $15.0 million) working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes. At December 31, 1998, $3.0 million was outstanding under the Working Capital Facility. Further, in accordance with the amendments, the $20.0 million acquisition facility (the 'Acquisition Facility') under the Bank Facility, the use of which was restricted to business acquisitions and capital expenditures for growth, was permanently reduced to the approximately $13.0 million outstanding as of June 30, 1998. As described above, all amounts outstanding under the Bank Facility are classified as current liabilities in accordance with terms of the February Waivers and no additional borrowings under the Bank Facility are available to the Partnership without the consent of each bank lender. The original repayment terms of the Acquisition Facility, as amended, were approximately $1.1 million per quarter beginning in the third quarter of 1999. Original repayment terms of the First Mortgage Notes required equal annual installments of approximately $15.6 million commencing 2003 through 2010.

     As of June 30, 1998, the Partnership was not in compliance with certain covenants of its Bank Facility agreement (the 'Agreement'). The Agreement was amended (the 'Agreement Amendment') as of such date to, among other things, permit principal prepayment (the 'Triarc Note Prepayments') of up to $10.0 million by Triarc through February 14, 1999 on a note receivable from Triarc (the 'Triarc Note') with an original principal amount of $40.7 million and, to the extent not utilized for distributions (see below), to permit any such prepayments to be included in the determination of consolidated cash flow, as defined under the Agreement ('Consolidated Cash Flow') for purposes of compliance with certain leverage and interest coverage ratio requirements for a period of twelve consecutive months commencing June 30, 1998 for the initial $7.0 million Triarc Note Prepayments and from the date of payment on the $3.0 million Triarc Note Prepayment (see below). Further, the Partnership must have sufficient interest coverage through consolidated cash flow, as defined under the indenture (the 'Indenture') pursuant to which the First Mortgage Notes were issued, in order to pay distributions. Effective June 30, 1998 the Indenture was amended (the 'Indenture Amendment' and collectively with the Agreement Amendment, the 'Amendments') to, among other things, (i) permit the Triarc Note Prepayments, (ii) effectively permit up to $6.0 million of any such prepayments to be utilized to pay distributions to common Unitholders with a proportionate amount for the General Partners' Interest with respect to distributions for the second, third and fourth quarters of 1998 only and (iii) amend the definition of consolidated cash flow to include interest income received by the Partnership on the Triarc Note through December 31, 1998 for interest coverage purposes thereby facilitating the Partnership's ability to pay distributions. (See further discussion below regarding future Partnership distributions, including the Partnership's ability to reduce Available Cash by making appropriate reserves having the effect of reducing the amount of distributions to Unitholders and contractual restrictions under the Purchase Agreement.) The Triarc Note was amended to, among other things, permit Triarc, at its option, to make Triarc Note Prepayments up to $10.0 million of the principal thereof through February 14, 1999. On August 7, 1998, Triarc made a principal prepayment of $7.0 million on the Triarc Note of which approximately $3.3 million was included as Consolidated Cash Flow under the Agreement in order to retroactively cure the noncompliance with the Agreement at June 30, 1998, and approximately $3.7 million was used to permit the Partnership to declare its distribution for the quarter ended June 30, 1998 (see further discussion below). On September 30, 1998, Triarc prepaid the remaining permitted principal of $3.0 million. The remaining principal balance of the Triarc Note of $30.7 million is due approximately $0.2 million in 2004 and six equal annual installments of approximately $5.1 million commencing in 2005 through 2010. A portion of the Triarc Note (approximately $14.9 million) is to be repaid and the balance (approximately $15.8 million) forgiven in connection with the Partnership Sale. (See 'Recent Developments'). The original terms of the Bank Facility, the First Mortgage Notes and the Triarc Note are further described in Notes 10 and 13 to the consolidated financial statements contained in this Form 10-K.

     The Partnership incurred fees of approximately $0.9 million in connection with the execution of the Amendments. Such fees were amortized to interest expense ratably over the third and fourth quarters of 1998.

     The Operating Partnership's obligations under both the First Mortgage Notes and the Bank Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

     Other than any possible payments that may be required on the First Mortgage Notes and the Bank Facility as discussed above, the Partnership's principal cash requirements for 1999 are maintenance capital expenditures (currently budgeted at $1.8 million for the year ending December 31, 1999), funds for growth capital expenditures (currently budgeted at $3.0 million for the year ending December 31, 1999), and payments required under the Bank Facility. The Partnership expects to meet such requirements through a combination of cash flows from operations and the $4.1 million of interest income on the Partnership Loan.

     Prior to the execution of the February Waiver discussed above which prohibits the payment of any distributions to the Unitholders until all outstanding indebtedness under the Bank Facility is repaid in full, partnership distributions were made from available cash ('Available Cash') as defined in the Partnership Agreement, the Agreement and the Indenture and as amended by the Agreement Amendment and the Indenture Amendment. Under the terms of the Partnership Agreement, the Partnership must distribute 100% of its Available Cash within 45 days of the end of each fiscal quarter. Available Cash under the Partnership Agreement generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters (see
Note 11 to the consolidated financial statements contained in the Form 10-K for a more detailed discussion of Available Cash). Under the Agreement Amendment executed effective June 30, 1998, Available Cash is supplemented by any Triarc Note Prepayments and may be utilized to pay distributions to the extent such Triarc Note Prepayments are not required to be included in Consolidated Cash Flow for the Partnership to be in compliance with the Agreement. However, under the Indenture Amendment, which is more restrictive as to the determination of Available Cash, Available Cash is supplemented by up to only $6.0 million of Triarc Note Prepayments. The Partnership declared and paid quarterly distributions of $0.525 per common unit with a proportionate amount for the 4% General Partners' Interest during each of the first three quarters of 1998, aggregating approximately $3.7 million for each distribution. The distribution during the third quarter paid with respect to the second quarter utilized the aforementioned $3.7 million of the August 7, 1998 Triarc Note Prepayment. On October 21, 1998 the Partnership declared a quarterly distribution for the quarter ended September 30, 1998 of $0.2625 per Common Unit to Common Unitholders of record on November 6, 1998 paid on November 13, 1998, with a proportionate amount for the General Partner's Interest, or an aggregate of approximately $1.8 million including approximately $0.1 million to the General Partners related to the General Partners' Interest. This distribution represented a 50% reduction from previous quarters. After a careful evaluation of the Partnership's recent financial results, the Managing General Partner's Board of Directors concluded that a reduced distribution was necessary to maintain financial flexibility in future quarters. With respect to the fourth quarter of 1998, the Partnership was in violation of certain of its debt covenants under the Bank Facility as previously discussed and as such, was prohibited under its debt agreement from making any distribution in respect of the fourth quarter of 1998. Furthermore, the February Waiver prohibits any further distributions to Unitholders until all outstanding indebtedness under the Bank Facility has been repaid in full. In addition, under the terms of the Purchase Agreement, prior to the closing of the Partnership Sale, the Partnership must obtain the prior written consent of the Purchaser General Partner before taking certain specified actions, including the following: (a) the payment of distributions to any unitholders, (b) incurring indebtedness, except for working capital borrowings of up to $1.0 million or (c) making capital expenditures in excess of $1.0 million in the aggregate. Under the terms of the Partnership Agreement, the Common Units have arrearages of $0.2625 and $0.525 per Common Unit related to the third and fourth quarter distributions, respectively for an aggregate of approximately

$5.3 million. The last distribution for subordinated units was a quarterly distribution of $0.525 per subordinated unit with a proportionate amount for the 4% General Partners' Interest, or an aggregate of approximately $2.5 million, declared and paid during the first quarter of 1998 with respect to the fourth quarter of 1997. No distributions were declared on the Subordinated Units with respect to any quarter of 1998 since subsequent to the distribution with respect to the quarter ended December 31, 1997, the Managing General Partner agreed to forego any distributions on the Subordinated Units in order to facilitate compliance with the debt covenant restrictions in the Agreement and, effective June 30, 1998 pursuant to the Amendments, the Partnership agreed not to pay distributions on the Subordinated Units with respect to the second, third and fourth quarters of 1998. Cash distributions on the Partnership's Common and Subordinated Units and the General Partners' Interest are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements. Accordingly, there can be no assurance that the Partnership will be able to pay any such future distributions in the event the Partnership Sale is not consummated.

CONTINGENCIES

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears the likely remedy will involve treatment of groundwater and the soil, including installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. The environmental consultants' current range of estimated costs for remediation is from $0.5 million to $1.7 million. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Thus National has a remaining accrual of approximately $0.7 million as of December 31, 1998, all of which was provided in prior years, for the minimum costs estimated for the anticipated remediation method. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on the Partnership's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

     The Partnership is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, the latter of which are primarily governed by the Occupational Safety and Health Act and the regulations promulgated thereunder. On August 18, 1997, the U.S. Department of Transportation ('the DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. As initially proposed, the Final Rule required certain immediate changes in the Partnership's operating procedures including retrofitting the Partnership's cargo tanks. The Partnership believes that, as a result of the substantially completed negotiated rulemaking involving the DOT, the propane industry and other interested parties, that it will not incur material increases to its cost of operations in complying with the Final Rule.

     There are a number of lawsuits pending or threatened against National. In general, these lawsuits have arisen in the ordinary course of National's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of National or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths, and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its results of operations or its financial condition. Notwithstanding the foregoing, any one of the matters discussed above or all of them taken together may adversely affect the Partnership's financial position, results of operations or its ability to make distributions to its Unitholders.

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

YEAR 2000

     The Partnership has undertaken a study of its internal functional application systems to determine their compliance with Year 2000 issues and, to the extent of noncompliance, the required remediation. The Partnership's study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of its software and hardware systems; (3) identify its systems and computer programs with year 2000 exposure; (4) assess the impact on its operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing; and (8) implement. The Partnership has completed steps one through five and expects to complete steps six through eight by August, 1999. Such study addressed both information technology ('IT') and non-IT systems, including embedded technology such as micro controllers in telephones and the Partnership's application programs and communication devices associated with its financial reporting systems in place at each of its retail locations and its corporate headquarters. As a result of such study, the Partnership believes a majority of its systems are presently year 2000 compliant. Certain other systems, however, will require further remediation. If such remediation is not completed on a timely basis, the most reasonably likely worst case scenario is that the Partnership may experience delays in its posting of sales and cash receipts in its general ledger. The Partnership does not believe these delays would have a material adverse effect on its results of operations. In such case, the Partnership's contingency plan would be to revert to a manual system in order to perform the required functions without any significant disruption of business. To date, the expenses incurred by the Partnership in order to become year 2000 compliant, including software and hardware costs, have been approximately $0.1 million and the current estimated cost to complete such remediation is expected to be approximately $0.1 million. Such costs are being expensed as incurred except for the direct purchase costs of software and hardware, which are being capitalized.

     An assessment of the readiness of Year 2000 compliance of third-party entities with which the Partnership has relationships, such as its suppliers, banking institutions, customers, payroll processors and others ('Third Party Entities') is ongoing. The Partnership has inquired, or is in the process of inquiring of the significant aforementioned Third Party Entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are either compliant or in the process of remediation. The Partnership is, however, subject to certain risks with respect to these Third Party Entities' potential year 2000 non-compliance. The Partnership believes that these risks are primarily associated with its banks and propane suppliers. At present, the Partnership cannot determine the impact on its results of operations in the event of year 2000 non-compliance by these Third Party Entities. In the most reasonably likely worst-case scenario, such year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers. The Partnership will continue to monitor these Third Party Entities to determine the impact on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these Third Party Entities. The Partnership is in the process of collecting additional information from Third Party Entities that disclosed that remediation is required and has begun detailed evaluations of these Third Party Entities, as well as those that could not satisfactorily respond, in order to develop its contingency plans in conjunction therewith. The Partnership believes there are multiple vendors of the goods and services it receives from its suppliers and thus the risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. In 1998, no single supplier provided over 11% of the Partnership's propane needs with the Partnership purchasing approximately 64% of its propane from 10 suppliers with the balance purchased from over 40 other suppliers. With respect to its customer base, the Partnership believes the majority of its residential customers do not rely upon any systems that are at risk of year 2000 non-compliance and, in addition, no single customer accounts for more than 10% of the Partnership's revenues, thus mitigating the adverse risk to the Partnership's business if some customers are not year 2000 compliant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective for the fourth quarter of 1998, National has adopted Statement of Financial Accounting Standards ('SFAS') No. 131 ('SFAS 131') 'Disclosures about Segments of an Enterprise and Related Information' which supersedes SFAS No. 14 'Financial Reporting for Segments of a Business Enterprise'. SFAS 131 establishes new standards for disclosure of financial and descriptive information by operating segment in National's consolidated financial statements. SFAS 131 utilizes a management approach to define operating segments along the lines used by management internally for evaluating segment performance and deciding resource allocations to segments. The Company manages and internally reports its operations as one business segment which, under the criteria of SFAS 131, is the retail marketing of propane and propane-related supplies and equipment. As a result, the adoption of SFAS 131 had no impact on National's consolidated financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, 'Reporting on the Costs of Start-Up Activities' ('SOP 98-5'). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred and is effective no later than for the first quarter of the Partnership's fiscal year commencing January 1, 1999. Since the Partnership does not have any significant deferred start-up costs as of December 31, 1998, the adoption of SOP 98-5 did not have a material impact on its consolidated results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board (the 'FASB') issued SFAS No. 133 ('SFAS 133') 'Accounting for Derivative Instruments and Hedging Activities'. SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values or cash flows of both the hedge and the hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in results of operations. SFAS 133 is effective for the Partnership's fiscal year beginning January 1, 2000. The provisions of SFAS 133 are complex and the Partnership is only beginning its evaluation of the implementation requirements of SFAS 133 and, accordingly, is unable to determine at this time the impact it will have on the Partnership's financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     As of December 31, 1998, the Partnership was party to simultaneous put and call contracts for propane ('Propane Contracts') with three third parties. All of the Propane Contracts expired on or before March 31, 1999. Such contracts require monthly settlements with counterparties through cash exchange of a net amount equal to the difference between the monthly index average price and the fixed contract price. The contracts are entered into for purposes other than trading and are entered into in order to protect the Partnership's gross profit on its fixed price sales commitments.

     In order to hedge the risk of higher prices for the anticipated propane purchases required to fulfill these sales commitments, the Partnership enters into the Propane Contracts. At December 31, 1998, the Partnership had open Propane Contracts at fair values of $2.6 million and unrealized losses of $0.6 million on such contracts. These Propane Contracts covered a notional volume of
12.6 million gallons of propane. Assuming an instantaneous 10% decrease in the monthly average index price of propane from the December 31, 1998 level, this would increase the unrealized pretax losses related to these contracts by approximately $0.3 million. It should be noted, however, that any change in the value of these contracts, real or hypothetical, would be significantly offset by an inverse change in the cost of purchased propane and these estimates are not necessarily indicative of the actual results which may occur.

INTEREST RATE RISK

     The Partnership has interest rate risk exposure due to the variable interest rate terms of its Bank Facility. The Bank Facility terms are such that the interest rate fluctuates with changes in the prime rate of interest and/or LIBOR. Assuming an instantaneous increase in interest rates of one percentage point from their levels at December 31, 1998, the Partnership would incur additional annual interest expense of approximately $0.2 million due to the variable interest rate feature of the Bank Facility.

CREDIT RISK

     The Partnership is subject to credit risk with the Propane Contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business to reduce exposure to credit risk of non-performance and only executes Propane Contracts with third parties it believes to be well-capitalized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Independent Auditors' Report...............................................................................    27
Consolidated Balance Sheets -- December 31, 1997 and 1998..................................................    28
Consolidated Statements of Operations -- Years ended December 31, 1996, 1997, and 1998.....................    29
Consolidated Statements of Partners' Capital (Deficit)/Stockholders' (Deficit) -- Years ended December 31,
  1996, 1997, and 1998.....................................................................................    30
Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1997, and 1998.....................    31
Notes to Consolidated Financial Statements.................................................................    32

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Partners of NATIONAL PROPANE PARTNERS, L.P.:

     We have audited the accompanying consolidated balance sheets of National Propane Partners, L.P. and subsidiaries (successor to National Propane Corporation and subsidiaries) ('National') as of December 31, 1997 and 1998, and the related consolidated statements of operations, partners' capital (deficit)/stockholders' (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Propane Partners, L.P. and subsidiaries (successor to National Propane Corporation and subsidiaries) at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that National will continue as a going concern. As discussed in Note 3 to the financial statements, at December 31, 1998, National was not in compliance with a certain covenant of its loan agreements and received from its lenders an unconditional waiver of compliance with the covenant as of December 31, 1998 and a conditional waiver with respect to future covenant non-compliance through August 31, 1999. National's difficulties in meeting its loan agreement covenants, the lack of adequate financing to fund its operations beyond the waiver period and its negative working capital discussed in Note 3 raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Cedar Rapids, Iowa
February 20, 1999
(April 9, 1999 as to Note 3)

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1997        1998
                                                                                             --------    --------
                                                                                                (IN THOUSANDS)
                                               ASSETS
Current assets (Note 10):
     Cash and cash equivalents............................................................   $  4,616    $  4,448
     Receivables, net of allowance for doubtful accounts (Note 5).........................     19,227      14,455
     Finished goods inventories...........................................................      9,599       7,879
     Other current assets.................................................................      1,990       2,110
                                                                                             --------    --------
          Total current assets............................................................     35,432      28,892
Note receivable from Triarc Companies, Inc. (Notes 10 and 13).............................     40,700      30,700
Properties, net (Notes 6 and 10)..........................................................     80,346      77,653
Unamortized costs in excess of net assets of acquired companies (Notes 7, 18, and 19).....     17,616      16,862
Other assets (Notes 8 and 10).............................................................      8,415       6,930
                                                                                             --------    --------
                                                                                             $182,509    $161,037
                                                                                             --------    --------
                                                                                             --------    --------

                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
     Current portion of long-term debt (Notes 3 and 10)...................................   $  9,235    $141,687
     Accounts payable.....................................................................      5,877       7,492
     Accrued expenses (Note 9)............................................................      7,866       6,347
     Customer credit balances.............................................................      5,272       6,008
                                                                                             --------    --------
          Total current liabilities.......................................................     28,250     161,534
Long-term debt (Notes 3 and 10)...........................................................    138,131         177
Customer deposits and other long-term liabilities.........................................      2,674       2,344
Commitments and contingencies (Notes 2, 11, 16, and 17)
Partners' capital (deficit) (Notes 10, 11, and 20):
     Common partners' capital (6,701,550 units outstanding in 1997 and 1998)..............     10,362       --
     General partners' capital (deficit) (including 4,533,638 subordinated units
      outstanding in 1997 and 1998).......................................................      3,092      (3,018)
                                                                                             --------    --------
          Total partners' capital (deficit)...............................................     13,454      (3,018)
                                                                                             --------    --------
                                                                                             $182,509    $161,037
                                                                                             --------    --------
                                                                                             --------    --------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1996          1997          1998
                                                                           ----------    ----------    ----------
                                                                            (IN THOUSANDS EXCEPT FOR UNIT DATA)
Revenues................................................................   $  173,260    $  165,169    $  133,982
                                                                           ----------    ----------    ----------
Cost of sales:
     Cost of product -- propane and appliances..........................       87,973        83,429        57,228
     Other operating expenses applicable to revenues....................       44,705        47,251        44,353
                                                                           ----------    ----------    ----------
                                                                              132,678       130,680       101,581
                                                                           ----------    ----------    ----------
          Gross profit..................................................       40,582        34,489        32,401
Selling, general and administrative expenses............................       22,894        24,646        26,222
Management fees (Note 19)...............................................        1,500        --            --
                                                                           ----------    ----------    ----------
          Operating income..............................................       16,188         9,843         6,179
                                                                           ----------    ----------    ----------
Other income (expense):
     Interest expense...................................................      (12,076)      (12,579)      (13,771)
     Interest income from Triarc Companies, Inc. (Note 13)..............        2,755         5,495         5,011
     Other income, net..................................................          817         1,216         1,301
                                                                           ----------    ----------    ----------
                                                                               (8,504)       (5,868)       (7,459)
                                                                           ----------    ----------    ----------
          Income (loss) before income taxes and extraordinary charge....        7,684         3,975        (1,280)
Provision for income taxes (Note 12)....................................        1,937           127           298
                                                                           ----------    ----------    ----------
          Income (loss) before extraordinary charge.....................        5,747         3,848        (1,578)
Extraordinary charge (Note 14)..........................................       (2,631)       --            --
                                                                           ----------    ----------    ----------
     Net income (loss)..................................................   $    3,116    $    3,848    $   (1,578)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
General partners' interest in:
     Income (loss) before extraordinary charge..........................   $    2,751    $      154    $      (63)
     Extraordinary charge...............................................       (2,631)       --            --
                                                                           ----------    ----------    ----------
          Net income (loss).............................................   $      120    $      154    $      (63)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Unitholders' interest (common and subordinated) in net income (loss)....   $    2,996    $    3,694    $   (1,515)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Net income (loss) per unit -- basic and diluted (Note 1)................   $      .27    $      .33    $     (.13)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Weighted average number of units outstanding............................   10,954,753    11,235,188    11,235,188
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES) CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)/STOCKHOLDERS' (DEFICIT)

                                                                                          RETAINED                         TOTAL
                                                                                          EARNINGS                       PARTNERS'
                                                                                        (ACCUMULATED                      CAPITAL
                                                             ADDITIONAL               DEFICIT) GENERAL      COMMON      (DEFICIT)/
                                                    COMMON    PAID-IN     DUE FROM       PARTNERS'        PARTNERS'    STOCKHOLDERS'
                                                    STOCK     CAPITAL     PARENTS    CAPITAL (DEFICIT)     CAPITAL       (DEFICIT)
                                                    ------   ----------   --------   ------------------   ----------   -------------
                                                                                     (IN THOUSANDS)
Balance at December 31, 1995.......................  $  1     $ 36,270    $(81,392)       $ (3,479)        $  --         $ (48,600)
     Net income:
          January 1, 1996 to June 30, 1996.........  --         --          --               2,625            --             2,625
          July 1, 1996 to December 31, 1996:
               Income before extraordinary
                 charge............................  --         --          --               1,293             1,829         3,122
               Extraordinary charge................  --         --          --              (2,631)           --            (2,631)
     Assets/(liabilities) retained by the Managing
       General Partner (Notes 1 and 13)............    (1)     (36,270)    81,392          (25,413)           --            19,708
     Dividends paid (including $59,300 in cash)
       (Note 1)....................................  --         --          --             (59,324)           --           (59,324)
     Capital contribution from General Partners....  --         --          --                 338            --               338
     Net proceeds of initial public offering (Note
       1)..........................................  --         --          --             101,105            16,277       117,382
     Net proceeds of private equity placement
       (Note 1)....................................  --         --          --            --                   7,367         7,367
     Cash distributions paid.......................  --         --          --              (2,616)           (3,308)       (5,924)
                                                    ------   ----------   --------   ------------------   ----------   -------------
Balance at December 31, 1996.......................  --         --          --              11,898            22,165        34,063
     Net income....................................  --         --          --               1,644             2,204         3,848
     Cash distributions paid (Note 11).............  --         --          --             (10,499)          (14,073)      (24,572)
     Amortization of unearned compensation on below
       market unit options (Note 20)...............  --         --          --                  49                66           115
                                                    ------   ----------   --------   ------------------   ----------   -------------
Balance at December 31, 1997.......................  --         --          --               3,092            10,362        13,454
     Net loss......................................  --         --          --                (674)             (904)       (1,578)
     Reallocation of Partnership loss (Note 1).....  --         --          --              (2,622)            2,622       --
     Cash distributions paid (Note 11).............  --         --          --              (2,989)          (12,314)      (15,303)
     Amortization of unearned compensation on below
       market unit options (Note 20)...............  --         --          --                 175               234           409
                                                    ------   ----------   --------   ------------------   ----------   -------------
Balance at December 31, 1998.......................  $--      $ --        $ --            $ (3,018)        $  --         $  (3,018)
                                                    ------   ----------   --------   ------------------   ----------   -------------
                                                    ------   ----------   --------   ------------------   ----------   -------------

          See accompanying notes to consolidated financial statements.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1996        1997       1998
                                                                                              ---------   --------   --------
                                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
     Net income (loss)....................................................................... $   3,116   $  3,848   $ (1,578)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation and amortization of properties........................................    10,016     10,594      9,913
          Amortization of deferred financing costs...........................................       841        854        727
          Amortization of costs in excess of net assets of acquired companies................       722        874        959
          Other amortization.................................................................       395        811      1,241
          Write-off of deferred financing costs..............................................     4,126      --         --
          Provision for (benefit from) deferred income taxes.................................      (870)       (52)       (46)
          Gain on sale of properties, net....................................................       (28)      (351)    (1,016)
          Provision for doubtful accounts....................................................     1,347      1,147        849
          Other, net.........................................................................        97        592       (300)
          Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable and customer credit balances.......    (9,028)     9,378      4,693
               Decrease (increase) in inventories............................................    (3,475)     4,665      1,722
               Decrease (increase) in other current assets...................................    (2,283)       281       (179)
               Increase (decrease) in accounts payable and accrued expenses..................     9,294    (12,229)        96
                                                                                              ---------   --------   --------
                    Net cash provided by operating activities................................    14,270     20,412     17,081
                                                                                              ---------   --------   --------
Cash flows from investing activities:
     Payments received on note receivable from Triarc Companies, Inc. .......................    --          --        10,000
     Capital expenditures....................................................................    (6,740)    (7,793)    (8,419)
     Business acquisitions...................................................................    (2,046)    (8,480)      (420)
     Proceeds from sales of properties.......................................................       317      1,591      2,330
                                                                                              ---------   --------   --------
                    Net cash provided by (used in) investing activities......................    (8,469)   (14,682)     3,491
                                                                                              ---------   --------   --------
Cash flows from financing activities:
     Proceeds from long-term debt............................................................    12,685     12,612      1,000
     Repayments of long-term debt............................................................  (139,114)      (341)    (6,437)
     Payments of distributions...............................................................    (5,924)   (24,572)   (15,303)
     Payments of dividends to Triarc Companies, Inc. ........................................   (59,300)     --         --
     Proceeds of First Mortgage Notes........................................................   125,000      --         --
     Net proceeds of initial public offering.................................................   117,382      --         --
     Net proceeds of private placement of equity.............................................     7,367      --         --
     Capital contribution from General Partners..............................................       338      --         --
     Advances to and repayments of obligations to Triarc Companies, Inc. ....................   (49,246)     --         --
     Payment of deferred financing costs.....................................................    (6,600)     --         --
     Other...................................................................................       (27)     --         --
                                                                                              ---------   --------   --------
                    Net cash provided by (used in) financing activities......................     2,561    (12,301)   (20,740)
                                                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents.........................................     8,362     (6,571)      (168)
Cash and cash equivalents at beginning of year...............................................     2,825     11,187      4,616
                                                                                              ---------   --------   --------
Cash and cash equivalents at end of year..................................................... $  11,187   $  4,616   $  4,448
                                                                                              ---------   --------   --------
                                                                                              ---------   --------   --------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
          Interest........................................................................... $  13,337   $ 11,647   $ 13,639
                                                                                              ---------   --------   --------
                                                                                              ---------   --------   --------
          Income taxes (net of refunds)...................................................... $    (258)  $    189   $     51
                                                                                              ---------   --------   --------
                                                                                              ---------   --------   --------

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

IMPAIRMENT

Intangible Assets

     The amount of impairment, if any, in unamortized Goodwill is measured based on projected future operating performance of those acquired companies to which the goodwill relates. To the extent future results of operations through the period such Goodwill is being amortized are sufficient to absorb the related amortization, the Company has deemed there to be no impairment of Goodwill.

Long-Lived Assets

     National's policy is to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. National determines that the carrying values of long-lived assets are recoverable over their remaining estimated lives through undiscounted future cash flow analysis. If such a review should indicate that the carrying amount of the long-lived assets is not recoverable, it is National's policy to reduce the carrying amount of such assets to fair value.

CUSTOMER CREDIT BALANCES

     Customer credit balances represent pre-payments received from customers. These payments relate primarily to a budget payment plan whereby customers pay their estimated annual propane gas charges on a fixed monthly basis and the payments made have exceeded the charges for the deliveries.

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

NET INCOME (LOSS) PER UNIT

     In the fourth quarter of 1997 the Company adopted SFAS No. 128 'Earnings Per Share' ('SFAS 128'). This standard requires the presentation of 'basic' and 'diluted' earnings per share, which replace the 'primary' and 'fully diluted' earnings per share measures required under prior accounting pronouncements. Basic and diluted income per share are the same for 1996, 1997, and 1998 since the only potentially dilutive securities are the unit options granted in 1997 which had no impact on net income per unit in 1997 or 1998. The income per unit has been computed by dividing the net income, after deducting the General Partners' 4% interest, by the weighted average number of outstanding Common Units and Subordinated Units during the period. Although SFAS 128 requires restatement of all prior periods, the standard has had no effect on the Partnership's reported income per unit for 1996 since there were no potentially dilutive securities. The extraordinary item in 1996 was allocated entirely to the Managing General Partner.

PROPANE CONTRACTS

     National uses propane contracts to reduce the risk of future price fluctuations for propane inventories and contracts. Gains and losses on propane contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows of the items being hedged.

REALLOCATION OF PARTNERSHIP LOSS

     The reallocation of Partnership loss on the Consolidated Statements of Partners' Capital (Deficit)/Stockholders' (Deficit) is required under the terms of the partnership agreement in order that the Common Unitholders' capital account balances are not reduced below zero. In accordance with the terms of the partnership agreement, the General Partners' Interest will recover such $2,622,000 reallocation to the extent the Common Unitholders' interest in future earnings exceeds distributions to Common Unitholders.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

     Dynegy Liquids Marketing and Trade ('Dynegy') and Conoco Inc. ('Conoco') each supplied approximately 11% of National's propane in 1998 and Amoco Oil Company ('Amoco') supplied approximately 10%. National believes that if supplies from Dynegy, Conoco or Amoco were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations; however, National believes that the cost of procuring replacement supplies might be significantly higher, at least on a short-term basis, which could negatively affect National's

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

margins. No other single supplier provided 10% or more of National's total propane purchases during 1998.

(3) PARTNERSHIP SALE AND MANAGEMENT'S PLANS AND INTENTIONS

     On April 5, 1999, the Partnership, the Managing General Partner, National Propane SGP, Inc. ('SGP') and Triarc and Columbia Propane Corporation ('Columbia Propane'), a subsidiary of Columbia Energy Group, Columbia Propane, L.P. (the 'Purchaser') and CP Holdings Inc., a subsidiary of Columbia Propane and the general partner of the Purchaser (the 'Purchaser General Partner') signed a definitive purchase agreement (the 'Purchase Agreement') pursuant to which the Purchaser would acquire all of the 6,701,550 outstanding common units of the Partnership for $12.00 in cash per common unit pursuant to a tender offer (the 'Partnership Sale'). On April 9, 1999, the Purchaser commenced the tender offer. The offer for the common units is subject to certain conditions, including there being validly tendered by the expiration date, and not withdrawn, at least a majority of the outstanding common units on a fully diluted basis. The offer will be made only upon and subject to the terms and conditions of the Offer to Purchase and the related Letter of Transmittal.

     The tender offer is the first step of a two-step cash transaction. In the second step, subject to the terms and conditions of the Purchase Agreement, Columbia Propane would indirectly acquire the general partner interests and subordinated unit interests of the Partnership and the Operating Partnership. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, the same per unit price as that paid to common unitholders who tender their shares pursuant to the tender offer. Triarc would receive approximately $17,900,000 for its acquired interests in the Partnership and the Operating Partnership, consisting of $2,100,000 in cash and $15,800,000 in the form of the forgiveness of a portion of a note receivable from Triarc (the 'Triarc Note') by the Operating Partnership. Simultaneously, and as a condition of the closing, Triarc will prepay approximately $14,900,000 of such indebtedness. Following the closing, Triarc, through the Managing General Partner, would retain a 1.0% limited partner interest in the Purchaser. Approximately $141,000,000 of the Operating Partnership's outstanding indebtedness is expected to be refinanced in connection with the Partnership Sale. There can be no assurance that the Partnership Sale will be consummated.

     In connection with the Partnership Sale, the Operating Partnership, the Managing General Partner, the SGP and the Noteholders amended the note agreements governing the Operating Partnership's First Mortgage Notes to provide for, among other things, modifications to the premium payable to such noteholders in connection with the prepayment of the First Mortgage Notes pursuant to the Partnership Sale. In addition, under the terms of the Purchase Agreement, prior to the closing of the Partnership Sale, the Partnership must obtain the prior written consent of the Purchaser General Partner before taking certain specified actions, including the following: (a) payment of distributions to any unitholders, (b) incurring greater than $1.0 million of indebtedness or
(c) making capital expenditures in excess of $1.0 million in the aggregate.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Consolidated Financial Statements, during the years ended December 31, 1996, 1997 and 1998, National has reported net income (loss) before extraordinary charge of $5,747,000, $3,848,000 and ($1,578,000), respectively and paid distributions of $5,924,000, $24,572,000 and $15,303,000, respectively. Also, as described in Note 10, the Operating Partnership was not in compliance with the Total Funded Debt to Consolidated Cash Flow ratio ('Leverage Ratio') provision of its bank facility (the 'Bank Facility') at December 31, 1998 and is forecasting non-compliance with the same covenant as of March 31, 1999 (the 'Forecasted Non-Compliance'). The Operating Partnership has received an unconditional waiver dated as of February 20, 1999 of such non-compliance from the Bank Facility lenders as of December 31, 1998 and a conditional waiver with respect to future

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

non-compliance with such covenant through August 31, 1999 (the 'February Waiver'). There are certain conditions to this conditional February Waiver, including, among others, consummation of the Partnership Sale and the repayment of all amounts outstanding under the Bank Facility, both by September 30, 1999. In addition, the February Waiver prohibits the Partnership from making any future distributions to all unitholders until all outstanding indebtedness under the Bank Facility is repaid in full. Should the conditions not be met, or the February Waiver expire and the Operating Partnership be in default of the Bank Facility, the Operating Partnership would also be in default of the First Mortgage Notes by virtue of cross-default provisions. As a result of the Forecasted Non-Compliance, the conditions of the February Waiver and the cross-default provisions of the First Mortgage Notes, the Partnership has classified all of the debt under the Bank Facility and the First Mortgage Notes as current liabilities as of December 31, 1998. Further, in accordance with the terms of the February waiver, no additional borrowings are available to the Operating Partnership under the Bank Facility. As a result of the Forecasted Non-Compliance and the conditions surrounding the conditional February Waiver, the independent auditors' report on the Partnership's financial statements for the year ended December 31, 1998 contains an explanatory paragraph concerning substantial doubt as to the Partnership's ability to continue as a going concern.

     The Partnership's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its debt agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. To successfully achieve these objectives, the Partnership believes the Partnership Sale is the most viable alternative. If the Partnership Sale is not consummated and the Lenders are unwilling to extend or modify the February waiver, (i) the Partnership could seek to otherwise refinance its indebtedness, (ii) the Managing General Partner might consider buying the banks' loans to the Operating Partnership ($15,997,000 principal amount outstanding at December 31, 1998), (iii) the Partnership could pursue other potential purchasers of the Partnership or (iv) the Partnership could be forced to seek protection under Federal bankruptcy laws.

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

                                                                                PRO FORMA
                                                                            DECEMBER 31, 1996
                                                                          ---------------------
                                                                             (IN THOUSANDS,
                                                                          EXCEPT FOR UNIT DATA)
Revenues...............................................................        $   173,260
Operating income.......................................................             16,938
Income before income taxes and extraordinary charge....................             11,731
Income before extraordinary charge.....................................             11,616
General partners' interest in income before extraordinary charge.......                465
Unitholders' interest (common and subordinated) in income before
  extraordinary charge.................................................             11,151
Unitholders' income before extraordinary charge per unit -- basic and
  diluted..............................................................                .99
Weighted average number of units outstanding...........................         11,235,188

(5) RECEIVABLES

     The following is a summary of the components of receivables:

                                                                              DECEMBER 31,
                                                                           ------------------
                                                                            1997       1998
                                                                           -------    -------
                                                                             (IN THOUSANDS)
Receivables:
     Trade..............................................................   $20,164    $15,062
     Other..............................................................       242        155
                                                                           -------    -------
                                                                            20,406     15,217
Less allowance for doubtful accounts (trade)............................     1,179        772
                                                                           -------    -------
                                                                           $19,227    $14,455
                                                                           -------    -------
                                                                           -------    -------

     The following is an analysis of doubtful accounts for the years ended December 31, 1996, 1997, and 1998:

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                             1996      1997       1998
                                                                            ------    -------    -------
                                                                                   (IN THOUSANDS)
Balance at beginning of year.............................................   $  980    $ 1,437    $ 1,179
Provision for doubtful accounts..........................................    1,347      1,147        849
Uncollectible accounts written off.......................................     (890)    (1,405)    (1,256)
                                                                            ------    -------    -------
Balance at end of year...................................................   $1,437    $ 1,179    $   772
                                                                            ------    -------    -------
                                                                            ------    -------    -------

(6) PROPERTIES

     The following is a summary of the components of properties:

                                                                           DECEMBER 31,
                                                                       ---------------------
                                                                         1997         1998
                                                                       --------     --------
                                                                          (IN THOUSANDS)
Land................................................................   $  5,742     $  5,629
Buildings and improvements..........................................     12,369       12,161
Equipment and customer installation costs...........................    120,494      126,169
Office furniture and fixtures.......................................      6,669        6,994
Automotive and transportation equipment.............................     23,597       23,217
                                                                       --------     --------
                                                                        168,871      174,170
Less accumulated depreciation.......................................     88,525       96,517
                                                                       --------     --------
                                                                       $ 80,346     $ 77,653
                                                                       --------     --------
                                                                       --------     --------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) UNAMORTIZED COSTS IN EXCESS OF NET ASSETS OF ACQUIRED COMPANIES

     The following is a summary of the components of unamortized costs in excess of net assets of acquired companies:

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1997        1998
                                                                          -------     -------
                                                                            (IN THOUSANDS)
Costs in excess of net assets of acquired companies....................   $20,764     $20,969
Less accumulated amortization..........................................     3,148       4,107
                                                                          -------     -------
                                                                          $17,616     $16,862
                                                                          -------     -------
                                                                          -------     -------

(8) OTHER ASSETS

     The following is a summary of the components of other assets:

                                                                             DECEMBER 31,
                                                                          -------------------
                                                                           1997        1998
                                                                          -------     -------
                                                                            (IN THOUSANDS)
Deferred financing costs...............................................   $ 6,600     $ 6,600
Non-compete agreements.................................................     3,558       3,606
Other..................................................................     1,314       1,224
                                                                          -------     -------
                                                                           11,472      11,430
                                                                          -------     -------
Less accumulated amortization:
     Deferred financing costs..........................................     1,089       1,816
     Non-compete agreements............................................     1,630       2,263
     Other.............................................................       338         421
                                                                          -------     -------
                                                                            3,057       4,500
                                                                          -------     -------
                                                                          $ 8,415     $ 6,930
                                                                          -------     -------
                                                                          -------     -------

(9) ACCRUED EXPENSES

     The following is a summary of the components of accrued expenses:

                                                                              DECEMBER 31,
                                                                            -----------------
                                                                             1997       1998
                                                                            ------     ------
                                                                             (IN THOUSANDS)
Accrued compensation and related benefits................................   $3,215     $2,784
Accrued insurance........................................................    2,682      1,617
Other accrued expenses...................................................    1,969      1,946
                                                                            ------     ------
                                                                            $7,866     $6,347
                                                                            ------     ------
                                                                            ------     ------

(10) LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                                     DECEMBER 31,
                                                                                 ---------------------
                                                                                   1997         1998
                                                                                 --------     --------
                                                                                    (IN THOUSANDS)
8.54% First Mortgage Notes....................................................   $125,000     $125,000
Bank Facility:
     Working capital facility, weighted average interest rate of 7.25% at
       December 31, 1998......................................................      8,500        3,000
     Acquisition facility, weighted average interest rate of 6.97% at December
       31, 1998...............................................................     11,997       12,997
Acquisition notes, bearing interest at rates of 6% to 7%, due through 2001....      1,869          867
                                                                                 --------     --------
          Total debt..........................................................    147,366      141,864
Less current portion of long-term debt........................................      9,235      141,687
                                                                                 --------     --------
                                                                                 $138,131     $    177
                                                                                 --------     --------
                                                                                 --------     --------

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The aggregate annual maturities of long-term debt are as follows as of December 31, 1998 (in thousands):

                         YEAR ENDING
                         DECEMBER 31,
--------------------------------------------------------------

   1999.......................................................   $141,687
   2000.......................................................         86
   2001.......................................................         91
   2002.......................................................      --
   2003.......................................................      --
                                                                 --------
                                                                 $141,864
                                                                 --------
                                                                 --------

     As discussed in Note 3 to the consolidated financial statements, as of December 31, 1998, the Operating Partnership was not in compliance with its Leverage Ratio covenant required under terms of its Bank Facility. In addition, the Operating Partnership is predicting the Forecasted Non-Compliance as of March 31, 1999. The Operating Partnership has received an unconditional waiver from its lenders for such non-compliance as of December 31, 1998 and has received the February Waiver with respect to future covenant non-compliance through August 31, 1999. Should the conditions of the February Waiver not be met, or the February Waiver expire and National be in default of the Bank Facility, the Operating Partnership would also be in default of the First Mortgage Notes by virtue of cross-default provisions. In the event of a default under the First Mortgage Notes, the Operating Partnership may become liable to pay immediately all unpaid principal and accrued interest plus, under certain circumstances, a premium. As a result of the Forecasted Non-Compliance, the conditions of the February Waiver and the cross-default provisions of the First Mortgage Notes, the Partnership has classified all of the debt under the Bank Facility ($15,997,000) and the First Mortgage Notes as current liabilities as of December 31, 1998.

     As of June 30, 1998, the Operating Partnership was also not in compliance with certain covenants of its Bank Facility agreement (the 'Agreement'). The Agreement was amended (the 'Agreement Amendment') as of such date to, among other things, permit principal prepayment (the 'Triarc Note Prepayments') of up to $10,000,000, by Triarc through February 14, 1999 on the Triarc Note with an original principal amount of $40,700,000 and, to the extent not utilized for distributions (see below), to permit any such prepayments to be included in the determination of consolidated cash flow, as defined under the Agreement ('Consolidated Cash Flow'), for purposes of determining compliance with certain leverage and interest coverage ratio requirements for a period of twelve consecutive months commencing June 30, 1998 for the initial $7,000,000 Triarc Note Prepayments and from the date of payment on the $3,000,000 Triarc Note Prepayment (see below). Further, the Operating Partnership must have sufficient interest coverage through consolidated cash flow, as defined under the indenture (the 'Indenture') pursuant to which the First Mortgage Notes were issued, in order to pay distributions. Effective June 30, 1998 the Indenture was amended (the 'Indenture Amendment' and collectively with the Agreement Amendment, the 'Amendments') to, among other things, (i) permit the Triarc Note Prepayments,
(ii) effectively permit up to $6,000,000 of any such prepayments to be utilized to pay distributions to common Unitholders with a proportionate amount for the General Partners' Interest with respect to distributions for the second, third and fourth quarters of 1998 only and (iii) amend the definition of consolidated cash flow to include interest income received by the Operating Partnership on the Triarc Note through December 31, 1998 for interest coverage purposes thereby facilitating the Partnership's ability to pay distributions. (See Note 11 regarding future Partnership distributions.) The Triarc Note was amended to, among other things, permit Triarc to make Triarc Note Prepayments up to $10,000,000 of the principal thereof through February 14, 1999. On August 7, 1998, Triarc made a principal prepayment of $7,000,000 on the Triarc Note of which $3,336,000 was included as Consolidated Cash Flow under the Agreement in order to retroactively cure the noncompliance with the Agreement at June 30, 1998, and $3,664,000 was used to permit the Partnership to declare its distribution for the

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

quarter ended June 30, 1998 (see further discussion below). On September 30, 1998, Triarc prepaid the remaining permitted principal of $3,000,000.

     The Operating Partnership incurred fees of $908,000 in connection with the execution of the Amendments. Such fees were amortized to interest expense ratably over the third and fourth quarters of 1998.

     Effective with amendments executed effective June 30, 1998, the Operating Partnership's Bank Facility provided for a $10,000,000 (reduced from $15,000,000) working capital facility (the 'Working Capital Facility') to be used for working capital and other general partnership purposes. At December 31, 1998, $3,000,000 was outstanding under the Working Capital Facility. Further, in accordance with the amendments, the $20,000,000 acquisition facility (the 'Acquisition Facility') under the Bank Facility, the use of which was restricted to business acquisitions and capital expenditures for growth, was permanently reduced to the $12,997,000 outstanding as of June 30, 1998. As described above, all amounts outstanding under the Bank Facility are classified as current liabilities in accordance with terms of the February Waiver and no additional borrowings under the Bank Facility are available to the Operating Partnership. The original repayment terms of the Acquisition Facility, as amended, were approximately $1,100,000 per quarter beginning in the third quarter of 1999. Original repayment terms of the First Mortgage Notes required equal annual installments of $15,625,000 commencing 2003 through 2010.

     The Operating Partnership's obligations under both the First Mortgage Notes and the Bank Facility are secured on an equal and ratable basis by substantially all of the assets of the Operating Partnership and are guaranteed by the Managing General Partner.

     The estimated fair value of the First Mortgage Notes as of December 31, 1997 and December 31, 1998 was $133,050,000 and $113,125,000, respectively. The fair value at December 31, 1997 was determined using a discounted cash flow analysis based on an estimate of the Operating Partnership's then current borrowing rate for similar securities. The fair value at December 31, 1998 was estimated based on discussion with an investment banking firm considering the current interest rate environment and the Partnership Entities' current overall creditworthiness. The fair value of the revolving loans and the acquisition loans under the Bank Facility approximated their carrying values due to their floating interest rates. The fair values of all other long-term debt were assumed to reasonably approximate their carrying amounts since the interest rates approximate current levels.

(11) QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

     Prior to the execution of the February Waiver discussed above which prohibits the payment of any distributions to the Unitholders until all outstanding indebtedness under the Bank Facility is repaid in full, partnership distributions were made from available cash ('Available Cash') as defined in the Partnership Agreement, the Agreement and the Indenture and as amended by the Agreement Amendment and the Indenture Amendment. Under the terms of the Partnership Agreement, the Partnership must distribute 100% of its Available Cash within 45 days of the end of each fiscal quarter. Available Cash under the Partnership Agreement generally means with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters. Under the Agreement Amendment executed effective June 30, 1998, Available Cash is supplemented by any Triarc Note Prepayments and may be utilized to pay distributions to the extent such Triarc Note Prepayments are not required to be included in Consolidated Cash Flow for the Operating Partnership to be in compliance with the Agreement. However, under the Indenture Amendment, which is more restrictive as to the

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

determination of Available Cash, Available Cash is supplemented by up to only $6,000,000 of Triarc Note Prepayments. The Partnership declared and paid quarterly distributions of $0.525 per common unit with a proportionate amount for the 4% General Partners' Interest during each of the first three quarters of 1998, aggregating $3,664,000 for each distribution. The distribution during the third quarter paid with respect to the second quarter utilized the aforementioned $3,664,000 of the August 7, 1998 Triarc Note Prepayment. On October 21, 1998 the Partnership declared a quarterly distribution for the quarter ended September 30, 1998 of $0.2625 per Common Unit to Common Unitholders of record on November 6, 1998 paid on November 13, 1998, with a proportionate amount for the General Partner's Interest, or an aggregate of $1,832,000 including $73,000 to the General Partners related to the General Partners' Interest. This distribution represented a 50% reduction from previous quarters. After a careful evaluation of the Partnership's recent financial results, the Managing General Partner's Board of Directors concluded that a reduced distribution was necessary to maintain financial flexibility in future quarters. With respect to the fourth quarter of 1998, the Operating Partnership was in violation of certain of its debt covenants under the Bank Facility as previously discussed and as such, was prohibited under its Bank Facility from making any distribution with respect to the fourth quarter of 1998. Under the terms of the Partnership Agreement, each Common Unit will have an arrearage of $0.2625 and $0.525 per Common Unit related to the third and fourth quarter distributions, respectively, for an aggregate of $5,277,000. The last distribution for subordinated units was a quarterly distribution of $0.525 per subordinated unit with a proportionate amount for the 4% General Partners' Interest, or an aggregate of $2,479,000, declared and paid during the first quarter of 1998 with respect to the fourth quarter of 1997. No distributions were declared on the Subordinated Units with respect to any quarter of 1998 since subsequent to the distribution with respect to the quarter ended December 31, 1997, the Managing General Partner agreed to forego any distributions on the Subordinated Units in order to facilitate compliance with the debt covenant restrictions in the Agreement and, effective June 30, 1998 pursuant to the Amendments, the Partnership agreed not to pay distributions on the Subordinated Units with respect to the second, third and fourth quarters of 1998. Subsequently, the February Waiver prohibits any future distributions to all unitholders until all outstanding indebtedness under the Bank Facility is repaid in full. Cash distributions on the Partnership's Common and Subordinated Units and the General Partners' Interest are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements. Accordingly, there can be no assurance that the Partnership will be able to pay any such future distributions. (See
Note 3 -- Partnership Sale and Management's Plans and Intentions.)

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

     With respect to each quarter to the extent there is sufficient Available Cash, the holders of Common Units will have the right to receive the Minimum Quarterly Distribution, plus any common unit arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Subordinated Units do not have any arrearages with respect to distributions for any quarter.

     On November 14, 1996 the Partnership paid a distribution of $0.525 per Common and Subordinated Unit with a proportionate amount for the General Partners' Interest, or an aggregate $5,924,000, including $2,616,000 to the General Partners. On February 14, 1997, May 15, 1997, August 14, 1997 and November 14, 1997 the Partnership paid quarterly distributions for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997 to all unitholders of record on February 5, 1997, May 8, 1997, August 7, 1997 and November 6, 1997, respectively, each

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

consisting of $0.525 per Common and Subordinated unit with a proportionate amount for the General Partners' Interest, or an aggregate of $6,143,000 each including $2,625,000 to the General Partners related to the Subordinated Units and the General Partners' Interest.

(12) INCOME TAXES

     The provision for income taxes prior to the Partnership Conveyance in 1996 relate to National Propane and subsequent to the Partnership Conveyance relate only to NSSI since generally no taxes are provided on the earnings of the Partnership and the Operating Partnership.

     The provision for income taxes before extraordinary charge for the years ended December 31, 1996, 1997 and 1998 consists of the following components:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ------------------------
                                                                      1996      1997     1998
                                                                     ------     ----     ----
                                                                          (IN THOUSANDS)
Current:
     Federal......................................................   $2,309     $ 44     $133
     State........................................................      498      135      211
                                                                     ------     ----     ----
                                                                      2,807      179      344
Deferred
     Federal......................................................     (716)     (42)     (38)
     State........................................................     (154)     (10)      (8)
                                                                     ------     ----     ----
                                                                       (870)     (52)     (46)
                                                                     ------     ----     ----
                                                                     $1,937     $127     $298
                                                                     ------     ----     ----
                                                                     ------     ----     ----

     The difference between the reported tax provision and a computed tax provision based on income before income taxes and extraordinary charge at the statutory Federal income tax rate of 35% is reconciled as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                                                                              1996       1997      1998
                                                                             -------    -------    -----
                                                                                   (IN THOUSANDS)
Income taxes computed at Federal statutory tax rate.......................   $ 2,690    $ 1,391    $(448)
Increase (decrease) in taxes resulting from:
     Partnership (income) loss taxable directly to the partners...........    (1,085)    (1,347)     618
     State income taxes, net of Federal income tax benefit................       223         81      132
     Amortization of non-deductible Goodwill..............................        98      --        --
     Other, net...........................................................        11          2       (4)
                                                                             -------    -------    -----
                                                                             $ 1,937    $   127    $ 298
                                                                             -------    -------    -----
                                                                             -------    -------    -----

(13) DUE FROM PARENT

     Concurrent with the closing of the Offering, the Partnership made a $40,700,000 loan to Triarc. On August 7, 1998, Triarc made a principal prepayment of $7,000,000 and on September 30, 1998, Triarc made an additional principal prepayment of $3,000,000 (see Note 10). The remaining $30,700,000 note bears interest at 13.5% per annum, is due $175,000 in 2004 and in six equal annual installments thereafter commencing in 2005 through 2010 and is secured by a pledge by Triarc of the 75.7% of the shares of capital stock of the Managing General Partner that are owned by Triarc directly. Interest is payable quarterly on March 30, June 30, September 30 and December 30. The estimated fair value of the Triarc Note as of December 31, 1997 and 1998 was $43,321,000 and $25,500,000, respectively. The

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fair value as of December 31, 1997 was determined by discounting the future scheduled payments using an interest rate assuming the same original issuance spread over a current Treasury bond yield for securities with similar durations. The fair value as of December 31, 1998 was determined from an independent valuation by an investment banking firm.

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

     The Managing General Partner maintains a 401(k) defined contribution plan (the 'Plan') which covers all employees meeting certain eligibility requirements. The Plan allows eligible employees to contribute up to 15% of their compensation and the Managing General Partner makes matching contributions of 25% of employee contributions up to the first 5% of an employee's contribution. The Managing General Partner also makes an annual contribution equal to 1/4 of 1% of employee's compensation. In connection with these employer contributions, National provided $143,000, $135,000 and $157,000 in 1996, 1997 and 1998 respectively.

     Under certain union contracts, the Managing General Partner is required to make payments to the unions' pension funds based upon hours worked by the eligible employees. In connection with these union plans, National provided $669,000, $614,000 and $774,000 in 1996, 1997 and 1998, respectively.
Information from the administrators of the union plans is not available to permit National to determine its proportionate share of unfunded vested benefits, if any.

(16) LEASE COMMITMENTS

     National has entered into certain operating leases for office space, trucks and other equipment.

     The future minimum rental commitments at December 31, 1998 under operating leases having an initial or remaining noncancellable term of one year or more are as follows (in thousands):

1999.......................................................................   $2,225
2000.......................................................................    1,449
2001.......................................................................      392
2002.......................................................................      222
2003.......................................................................      164
Thereafter.................................................................      330
                                                                              ------
     Total minimum lease payments..........................................   $4,782
                                                                              ------
                                                                              ------

     National incurred rent expense under operating leases of $935,000, $1,008,000 and $1,531,000 in 1996, 1997 and 1998, respectively.

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(17) LEGAL MATTERS

     In May 1994, National Propane was informed of coal tar contamination which was discovered at one of its properties in Wisconsin. National Propane purchased the property from a company (the 'Successor') which had purchased the assets of a utility that had previously owned the property. National Propane believes that the contamination occurred during the use of the property as a coal gasification plant by such utility. To assess the extent of the problem, National Propane engaged environmental consultants in 1994. Based upon the information compiled to date, which is not yet complete, it appears the likely remedy will involve treatment of groundwater and the soil, including installation of a soil cap and, if necessary, excavation, treatment and disposal of contaminated soil. The environmental consultants' current range of estimated costs for remediation is from $520,000 to $1,700,000. National Propane will have to agree upon the final remediation plan with the State of Wisconsin. Accordingly, the precise remediation method to be used is unknown. Based on the preliminary results of the ongoing investigation, there is a potential that the contaminant plume may extend to locations down gradient from the original site. If it is ultimately confirmed that the contaminant plume extends under such properties and if such plume is attributable to the contaminants emanating from the Wisconsin property, there is the potential for future third-party claims. National Propane has engaged in discussions of a general nature with the Successor who has denied any liability for the costs of remediation of the Wisconsin property or of satisfying any related claims. However, National Propane, if found liable for any of such costs, would still attempt to recover such costs from the Successor. National Propane has notified its insurance carriers of the contamination and the likely incurrence of costs to undertake remediation and the possibility of related claims. Pursuant to a lease related to the Wisconsin facility, the ownership of which was not transferred by National Propane to the Operating Partnership at the time of the closing of the Offering, the Partnership has agreed to be liable for any costs of remediation in excess of amounts received from the Successor and from insurance. Because the remediation method to be used is unknown, no amount within the cost ranges provided by the environmental consultants can be determined to be a better estimate. Thus National has a remaining accrual of approximately $700,000 as of December 31, 1998, all of which was provided in prior years, for the minimum costs estimated for the anticipated remediation method. The ultimate outcome of this matter cannot presently be determined and the costs of remediation and third-party claims, if any, may have a material adverse effect on National's financial position, results of operations or ability to make the distributions to the holders of its Common Units and Subordinated Units.

     National is subject to various federal, state and local laws and regulations governing the transportation, storage and distribution of propane, and the health and safety of workers, the latter of which are primarily governed by the Occupational Safety and Health Act and the regulations promulgated thereunder. On August 18, 1997, the U.S. Department of Transportation (the 'DOT') published its Final Rule for Continued Operation of the Present Propane Trucks (the 'Final Rule'). The Final Rule is intended to address perceived risks during the transfer of propane. As initially proposed, the Final Rule required certain immediate changes in National's operating procedures including retrofitting National's cargo tanks. National believes that, as a result of the substantially completed negotiated rulemaking involving the DOT, the propane industry and other interested parties, that it will not incur material increases to its cost of operations in complying with the Final Rule.

     There are a number of lawsuits pending or threatened against National. In general, these lawsuits have arisen in the ordinary course of National's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of National or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, National does not believe that the pending or threatened litigation of which National is aware

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

will have a material adverse effect on its results of operations or its financial condition. Notwithstanding the foregoing, any one of the matters discussed above or all of them taken together may adversely affect National's financial position, results of operations or its ability to make distributions to its Unitholders.

(18) ACQUISITIONS

     During 1996, 1997 and 1998 National acquired several companies engaged in the sale of propane and related merchandise. The purchase prices (including debt issued and assumed) aggregated $2,045,000, $9,237,000 and $420,000 and resulted in increases in Goodwill of $162,000, $3,889,000 and $205,000 in 1996, 1997 and
1998, respectively.

(19) TRANSACTIONS WITH AFFILIATES

     Following the Partnership Conveyance and the Offering, the management and employees of the Managing General Partner manage and operate the propane business and assets owned by the Partnership Entities. The Partnership Entities do not have any officers or employees of their own. The Managing General Partner is reimbursed by the Partnership Entities at cost for all direct and indirect expenses incurred on behalf of the Partnership Entities, including the costs of compensation and employee benefit plans described herein that are properly allocable to the Partnership Entities, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership Entities. The Partnership Agreement provides that the Managing General Partner will determine the expenses that are allocable to the Partnership Entities in any reasonable manner determined by the Managing General Partner in its sole discretion. The Partnership Entities reimbursed the Managing General Partner $15,429,000, $34,099,000 and $34,627,000 during the period from the Partnership Conveyance through December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively. Affiliates of the General Partners (including Triarc) provide administrative services for the General Partners on behalf of the Partnership Entities and are reimbursed for all expenses incurred in connection therewith. Such charges aggregated $103,000 and $105,000 from Triarc for 1997 and 1998, respectively. There were no similar charges for the period from the Partnership Conveyance through December 31, 1996. In addition, the General Partners and their Affiliates (including Triarc) may provide additional services to the Partnership Entities, for which National will be charged reasonable fees as determined by the Managing General Partner.

     Prior to the Partnership Conveyance and the Offering, National Propane received from Triarc certain management services including legal, accounting, tax, insurance, financial and other management services. Under a management services agreement such costs were allocated based upon the greater of (i) the sum of earnings before income taxes, depreciation and amortization and (ii) 10% of revenues, as a percentage of Triarc's corresponding consolidated amount. Management of National believes that such allocation method is reasonable. Costs charged to National under the management services agreement with Triarc were $1,500,000 for the six months ended June 30, 1996. National understands Triarc is predominately a holding company and substantially all of the expenses it incurs are for services or purchases made on behalf of its affiliated companies and, accordingly, are chargeable to such companies in accordance with management services and other agreements. However, National believes that the costs allocated prior to the Partnership Conveyance and the Offering exceed those which would have been, and are being, incurred by National on a standalone basis. Such costs for services provided by Triarc would have approximated amounts not in excess of $750,000 for the six months ended June 30, 1996. See also Notes 1, 4, 10, 11, 12 and 13 for discussion of other transactions with related parties.

(20) UNIT OPTION PLAN

     Prior to the Offering and effective July 2, 1996, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which provides for the grant

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of (i) options ('Unit Options') to purchase Common Units and Subordinated Units and (ii) Common Unit appreciation rights ('UARs') to National's directors, officers and employees. The Unit Options have maximum terms of ten years. Expenses recognized resulting from grants under the Option Plan are allocated to the Partnership in accordance with an agreement between the Managing General Partner and the Partnership. As of December 31, 1998 there were an aggregate of 1,086,031 Common Units and Subordinated Units available for grant.

     During 1997, the Managing General Partner granted 315,000 Unit Options at an option price of $17.30 which was below the fair market value of the Common Units of $21.625 at the date of grant. Such difference resulted in aggregate unearned compensation for the Partnership of $1,362,000; such amount was recognized as 'Partners' Capital' with an equal amount recognized as an offset to 'Partners' Capital.' Such unearned compensation is being amortized over the applicable service period of five years. During 1997 and 1998, $115,000 and $409,000 was amortized to compensation expense, resulting in a remaining unamortized balance of $838,000 at December 31, 1998. Of the unit options granted in 1997, 60% of the options vest one-third per year over the three-year period commencing two years from date of grant and 40% of the options vest upon, and in the same proportion as, the conversion of the outstanding Subordinated Units into Common Units in accordance with the terms of the Partnership Agreement (for further description of the timing of the conversion of the Subordinated Units, see Note 11) but, in any event, no later than March 2007.

     As of December 31, 1998 there were 298,000 unit options outstanding, none of which were exercisable, each with (i) an option price of $17.30, (ii) a remaining contractual life of 8.7 years and (iii) a fair value (see below) of $2.27. The Partnership accounts for stock-based compensation using the intrinsic value method. Had compensation cost for Unit Options granted in 1997 been (i) determined based on the fair value method as provided for in SFAS 123, (ii) reduced for compensation expense recorded in accordance with the intrinsic value method by eliminating the amortization of unearned compensation and (iii) income tax effected, the Partnership's 1997 and 1998 net income and earnings per unit would have been increased by $74,000 and $277,000 or $.01 and $.02 per Common and Subordinated Unit, respectively. The fair value of the options granted during 1997 was determined using the Black-Scholes option pricing model with the following assumptions: (i) distribution amount of $.525 per unit per quarter,
(ii) average Common Unit price volatility of 19.4% (also used as an estimate of Subordinated Unit volatility), (iii) risk-free interest rate of 6% and (iv) expected option life of 7 years.

                                                             NUMBER OF UNITS    EXERCISE PRICE    FAIR VALUE
                                                             ---------------    --------------    ----------
Outstanding at January 1, 1997............................       --                 $--             $--
Granted...................................................       315,000             17.30            2.27
                                                             ---------------
Outstanding at December 31, 1997..........................       315,000             17.30            2.27
Forfeited.................................................       (17,000)            17.30            2.27
                                                             ---------------       -------        ----------
Outstanding at December 31, 1998..........................       298,000            $17.30          $ 2.27
                                                             ---------------       -------        ----------
                                                             ---------------       -------        ----------
Options exercisable at December 31, 1998..................             0
                                                             ---------------
                                                             ---------------
Option prices at end of year..............................                                          $17.30
Remaining contractual life................................                                         8.7 years

(21) PROPANE CONTRACTS

     National is party to simultaneous put and call contracts ('Propane Contracts') with three third parties. All of the Propane Contracts expire on or before March 31, 1999. Such contracts require monthly settlement with counterparties through cash exchange of a net amount equal to the difference between the monthly index average price and the fixed contract price. The Propane Contracts are

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          (SUCCESSOR TO NATIONAL PROPANE CORPORATION AND SUBSIDIARIES)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

entered into for purposes other than trading and are entered into in order to protect National's gross profit on its fixed price sales commitments.

     In order to hedge the risk of higher prices for the anticipated propane purchases required to fulfill fixed price sales commitments, National enters into the Propane Contracts. Firm price commitments associated with these Propane Contracts do not extend beyond March 31, 1999. Hedging gains and losses are included in 'Cost of product -- propane and appliances' in the consolidated statement of operations concurrently with the recognition of hedged sales. Unrealized gains and losses related to open Propane Contracts are not reflected in the consolidated statements of operations and are approximately $200,000 and $600,000 at December 31, 1997 and 1998. At December 31, 1997 and 1998, National had open Propane Contracts at fair values of approximately $1,000,000 and $2,600,000, respectively, and contract values of approximately $1,200,000 and $3,200,000, respectively, on such contracts. These contracts covered a notional volume of 3,150,000 and 12,600,000 gallons of propane at December 31, 1997 and 1998, respectively. The fair value of the Propane Contracts was determined using the posted market prices of propane as of December 31, 1997 and 1998.

     The Partnership is subject to credit risk with the Propane Contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business to reduce exposure to credit risk of non-performance and only executes Propane Contracts with third parties it believes to be well-capitalized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

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

     In September 1996 the Managing General Partner appointed Frederick W. McCarthy and Willis G. Ryckman III, who are neither officers nor employees of the General Partners or any affiliate of the General Partners, to its Board of Directors. Such directors serve on the Audit Committee with the authority to review, at the request of the Managing General Partner, specific matters as to which the Managing General Partner believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the Managing General Partner is fair and reasonable to the Partnership. Absent specific delegation from the Board of Directors of the Managing General Partner, determinations of the Audit Committee are advisory and do not bind the Managing General Partner. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the Managing General Partner of any duties it may owe the Partnership or the Unitholders. In addition, the Audit Committee reviews external financial reporting of the Partnership, recommends engagement of the Partnership's independent accountants and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. With respect to such additional matters, the Audit Committee may act on its own initiative to question the Managing General Partner and, absent the delegation of specific authority by the entire Board of Directors, its recommendations will be advisory.

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

     The following table sets forth certain information with respect to the current directors and executive officers of the Managing General Partner.

NAME                                                    AGE   POSITION WITH THE MANAGING GENERAL PARTNER
-----------------------------------------------------   ---   -----------------------------------------------------
Nelson Peltz.........................................   56    Director and Chairman
Peter W. May.........................................   56    Director and Vice Chairman
Frederick W. McCarthy................................   57    Director
Ronald D. Paliughi...................................   55    Director
Willis G. Ryckman III................................   54    Director
Ronald R. Rominiecki.................................   45    President and Chief Operating Officer
C. David Watson......................................   40    Senior Vice President, Administration, General
                                                                Counsel, and Assistant Secretary
R. Brooks Sherman, Jr................................   33    Vice President and Chief Financial Officer
Martin A. Woods......................................   40    Vice President of Supply and Distribution

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

     Ronald D. Paliughi is a director of the Managing General Partner and was President and Chief Executive Officer of the Managing General Partner from April 29, 1993 until his retirement effective January 2, 1998. From 1987 to 1990, Mr. Paliughi was Senior Vice President -- Western Operations of AmeriGas Propane, Inc. (then a subsidiary of UGI Corporation). During 1986, Mr. Paliughi was Director of Retail Operations of CalGas Corporation. For more than 14 years prior, he held various positions with VanGas, Inc. ('VanGas'), the western subsidiary of Suburban Propane Gas (then a division of Quantum Chemical Corporation). He last served as Senior Vice President/General Manager at VanGas.

     Willis G. Ryckman III has been a director of the Managing General Partner since September 25, 1996. Mr. Ryckman has served as the Chairman of Tri-Tech Labs, Inc., a holding company, since June 1992, Chairman of Irma Shorell, Inc., a cosmetics company, since April 1993, and Chairman of Omni Capital, a finance company, since January 1996. Mr. Ryckman is a director of Banyan Hotel Management Corporation and Krasdale Foods, Inc.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Managing General Partner's directors, executive officers, and persons who own more than ten percent of the Partnership's common units, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the 'SEC') and the New York Stock Exchange. Directors, executive officers and greater than ten percent stockholders are required by the SEC regulations to furnish the Partnership with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Partnership's review of the copies of such forms it has received, or written representations from certain reporting persons that no Form 5s were required for these persons, the Partnership believes that all its directors, executive officers, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to 1998 except for the following inadvertent omissions: (1) Mr. Woods did not file a Statement of Changes in Beneficial Ownership for his September 1, 1998 purchase on a timely basis; when this inadvertent omission was discovered, Mr. Woods promptly filed the statement; (2) Mr. Sherman did not file a Statement of Changes in Beneficial Ownership for his June 6, 1998 purchase on a timely basis; when this inadvertent omission was discovered, Mr. Sherman promptly filed the statement; (3) Mr. Steve Schuring, the Managing General Partner's Controller and Chief Accounting Officer did not file a Statement of Changes in Beneficial Ownership for his December 26, 1998 purchase on a timely basis; when this inadvertent omission was discovered, Mr. Schuring promptly filed the statement.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual salaries, bonuses and all other compensation awards and payouts earned by the President and Chief Operating Officer and by certain named executive officers of the Managing General Partner (collectively, the 'Named Officers') for services rendered to the Managing General Partner and its subsidiaries during the fiscal years ended December 31, 1998, 1997 and 1996.

                                             ANNUAL COMPENSATION
                               ------------------------------------------------
                                                                     OTHER
                                                                    ANNUAL
NAME AND PRINCIPAL POSITION    YEAR   SALARY($)      BONUS($)   COMPENSATION($)
------------------------------ ----   ---------      --------   ---------------
Ronald R. Rominiecki ......... 1998    215,000        10,000        --
  President and Chief          1997    173,333        45,000           102
  Operating Officer            1996    165,000       100,000 (6)        571
C. David Watson .............. 1998    125,000        10,125        --
  Senior Vice President        1997    125,000        15,000            66
  Administration, General      1996     10,417(2)      --           --
  Counsel and Assistant
  Secretary
R. Brooks Sherman, Jr ........ 1998    100,000         5,000        --
  Vice President, Chief        1997     75,461        10,000            50
  Financial Officer            1996      7,808(3)      --           --
Martin A. Woods .............. 1998    130,000        29,250        --
  Vice President, Supply       1997     77,000(4)     15,000        --
  and Distribution             1996      --            --           --
Ronald D. Paliughi ........... 1998    210,000(5)      --           --
  Former Chief Executive       1997    300,000        51,784           288
  Officer                      1996    277,083       500,000 (6)      5,621

                                           LONG-TERM COMPENSATION AWARDS
                              --------------------------------------------------------
                                              NUMBER OF
                              RESTRICTED      SECURITIES       LTIP
                                 STOCK        UNDERLYING      PAYOUTS     ALL OTHER
NAME AND PRINCIPAL POSITION   AWARD(S)(#) OPTIONS/SARS(#)(1)    ($)    COMPENSATION($)
----------------------------------------- ------------------  -------  ---------------
Ronald R. Rominiecki .........   --            --               --         --
  President and Chief            --             40,000(7)       --          54,380(11)
  Operating Officer              --            --               --          63,000(12)
C. David Watson ..............   --            --               --           5,667(13)
  Senior Vice President          --             27,000(7)       --          39,520(14)
  Administration, General        --             18,000(8)       --         --
  Counsel and Assistant
  Secretary
R. Brooks Sherman, Jr ........   --            --               --         --
  Vice President, Chief          --             16,000(7)       --         --
  Financial Officer              --            --               --         --
Martin A. Woods ..............   --            --               --         --
  Vice President, Supply         --             18,000(7)       --           8,244(15)
  and Distribution               --            --               --         --
Ronald D. Paliughi ...........   --            --               --         --
  Former Chief Executive         --            --               --         --
  Officer                        --             30,000(9)     57,500(10)   --


                                                        (footnotes on next page)

(footnotes from previous page)

 (1) All option grants were made either pursuant to Triarc's 1993 Equity Participation Plan (described below) (the 'Triarc Plan') or pursuant to National's 1996 Unit Option Plan (described below) (the 'Unit Option Plan'), as noted.

 (2) Mr. Watson began his employment with the Managing General Partner on December 2, 1996. The amount reported was based on his 1996 annual salary of $125,000.

 (3) Mr. Sherman began his employment with the Managing General Partner on November 12, 1996. The amount reported is based on his 1996 annual salary of $70,000.

 (4) Mr. Woods began his employment with the Managing General Partner on June 30, 1997. The amount reported is based on an annual salary of $130,000.

 (5) Mr. Paliughi retired from the Managing General Partner effective January 2, 1998. Pursuant to his employment contract with the Managing General Partner, Mr. Paliughi is entitled to severance benefits of $210,000 per year for five years.

 (6) Paid by Triarc in connection with activities related to the monetization of its propane business.

 (7) Represents unit option grants made pursuant to the Unit Option Plan: 60% of the options vest one-third per year over the three-year period commencing two years from date of grant and 40% of the options vest upon, and in the same proportion as, the conversion of the outstanding Subordinated Units of the Partnership into Common Units in accordance with the terms of the Partnership Agreement but, in any event, no later than March 2007 and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant. The unit option grants were initially issued with an exercise price of $17.30 (80% of the closing price on September 17, 1997).

 (8) Represents stock option grants made pursuant to the Triarc Plan: one-third of the options granted will vest on each of the first, second and third anniversaries of the date of grant and the options will be exercisable at any time between the date of vesting and the tenth anniversary of the date of grant.

 (9) Represents Mr. Paliughi's options to acquire Triarc Class A Common Stock. Such options vested as of January 2, 1998 and were exercised during 1998.

(10) On January 16, 1996, the restrictions on all previously granted restricted stock award of Triarc Class A Common Stock, par value $.10 per share, made pursuant to Triarc's 1993 Equity Participation Plan, lapsed.

(11) Includes $54,380 of reimbursed moving expenses in connection with Mr. Rominiecki's relocation to Cedar Rapids, Iowa.

(12) Represents a one-time bonus payable in connection with Mr. Rominiecki's employment by the Managing General Partner.

(13) Includes $5,667 of reimbursed moving expenses in connection with Mr. Watson's relocation to Cedar Rapids, Iowa.

(14) Includes $39,520 of reimbursed moving expenses in connection with Mr. Watson's relocation to Cedar Rapids, Iowa.

(15) Includes $8,244 of reimbursed moving expenses in connection with Mr. Woods' relocation to Cedar Rapids, Iowa.

CASH INCENTIVE PLANS

     National Propane has implemented an annual cash incentive plan (the 'Annual Incentive Plan') and a mid-term cash incentive plan (the 'Mid-Term Incentive Plan') for executive officers and key employees of National Propane.

     The Annual Incentive Plan is designed to provide annual incentive awards to participants which are based on (i) whether National Propane has met certain pre-determined financial goals and (ii) the performance of the participant during the preceding year. Under the Annual Incentive Plan, participants may receive awards of a specified percentage of their then current base salaries, which percentage varies depending upon the level of seniority and responsibility of the participant. Such percentage is set by National Propane's management in consultation with the Compensation Committee of the Board of Directors of National Propane (the 'Compensation Committee'). The Compensation Committee may elect to adjust awards on a discretionary basis to reflect the relative individual contribution of the executive or key employee, to evaluate the 'quality' of National Propane's earnings or to take into account external factors that affect performance results. The Compensation Committee also may decide that multiple performance objectives related to National Propane's and/or the individual's performance may be appropriate and, in such event, such factors would be weighted in order to determine the amount of the annual incentive awards. The Annual Incentive Plan is administered by the Compensation Committee and may be amended or terminated by such Compensation Committee at any time. Amounts paid to Named Officers under the Annual Incentive Plan are included in the Compensation Chart.

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

TRIARC'S 1993 EQUITY PARTICIPATION PLAN

     Certain executive officers of the Managing General Partner have participated in the Triarc Companies, Inc. 1993 Equity Participation Plan which was adopted on April 24, 1993, and which provided that awards might be made thereunder until April 24, 1998. The plan provides for, among other things, the grant of options to purchase Triarc's Class A Common Stock, Stock Appreciation Rights ('SARs') and restricted shares of Class A Common Stock. Directors, selected officers and key employees of, and key consultants to, Triarc and its subsidiaries, including the Managing General Partner, are eligible to participate in the plan. The plan is being administered by the Performance Compensation Subcommittee of the Triarc Board of Directors, which may determine from time to time to grant options, SARs and restricted stock.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR, INDIVIDUAL GRANTS

     No options to purchase shares of Triarc Class A Common Stock or SARs have been granted to any of the Named Officers in respect of 1998.

OPTION/SAR EXERCISES IN 1998 AND YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning options to purchase shares of Triarc Class A Common Stock, and the values at the end of 1998 of unexercised in-the-money options to purchase shares of Triarc Class A Common Stock granted to the Named Officers outstanding as of the end of 1998.

                                                     NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                       UNEXERCISED OPTIONS/SARS AT       IN-THE-MONEY OPTIONS/SARS AT
                                SHARES                     FISCAL 1998 YEAR-END            FISCAL 1998 YEAR-END(1)
                              ACQUIRED ON   VALUE    --------------------------------  --------------------------------
NAME                           EXERCISE    REALIZED   EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----------------------------- -----------  --------  --------------  ----------------  --------------  ----------------
Ronald R. Rominiecki.........    --           --         20,000          --               $115,000         --
C. David Watson..............    --           --          6,000           12,000           --              --
R. Brooks Sherman, Jr........    --           --         --              --                --              --
Martin A. Woods..............    --           --         --              --                --              --
Ronald D. Paliughi(2)........    56,000    $645,788      --              --                --              --

------------

(1) On December 31, 1998, the last day of Fiscal 1998, the closing price of the Triarc Class A Common Stock was $15.875 per share.

(2) All Mr. Paliughi's options vested as of January 2, 1998 and were exercised during 1998.

NATIONAL PROPANE CORPORATION 1996 UNIT OPTION PLAN

     Effective upon the closing of the IPO, the Managing General Partner adopted the National Propane Corporation 1996 Unit Option Plan (the 'Option Plan'), which permits the issuance of options (the 'Options') and Unit appreciation rights ('UARs') to eligible persons. An aggregate of 1,250,000 Common Units and Subordinated Units are initially reserved for issuance as of the Option Plan's effective date. Pursuant to the terms of the Option Plan, an additional number of Units equal to 1% of the number of Units outstanding as of each December 31 following the Option Plan's effective date will be added to the total number of Units that may be issued thereafter. Accordingly, as of December 31, 1998, an additional 201,046 Units have been made available for issuance under the Option Plan. As of December 31, 1998, a total of 315,000 Options have been granted under the Option Plan. The number of Units available for issuance pursuant to the Option Plan is subject to adjustment in certain circumstances.

UNIT OPTION PLAN GRANTS IN LAST FISCAL YEAR, INDIVIDUAL GRANTS

     No options to purchase units of the Partnership or UARs have been granted to any of the Named Officers in respect of 1998.

UNIT OPTION PLAN EXERCISES IN 1998 AND YEAR-END OPTION VALUES

     The following table sets forth certain information concerning Options to purchase Units, and the values at the end of 1998 of unexercised in-the money Options to purchase Units granted to the Named Officers outstanding at the end of 1998. No named Officers exercised any Options to purchase Units in 1998.

                                                NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE- MONEY
                                               UNEXERCISED OPTIONS/SARS AT FISCAL       OPTIONS/SARS AT FISCAL 1998
                                                         1998 YEAR-END                          YEAR-END(1)
                                               ----------------------------------    ----------------------------------
NAME                                            EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
--------------------------------------------   --------------    ----------------    --------------    ----------------
Ronald R. Rominiecki........................       --                 40,000             --                --
C. David Watson.............................       --                 27,000             --                --
R. Brooks Sherman, Jr.......................       --                 16,000             --                --
Martin A. Woods.............................       --                 18,000             --                --
Ronald D. Paliughi..........................       --                --                  --                --

------------

(1) On September 17, 1997, the Units were initially issued at an exercise price of $17.30, which was 80% of the closing price on September 17, 1997. On December 31, 1998, the last day of Fiscal 1998, the closing price of the Units was $5.5625 per Unit.

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

     In addition, the Managing General Partner has agreed to pay Willis G. Ryckman III a $50,000 stipend and a $750 per committee meeting fee, and to reimburse him for out-of-pocket expenses, for serving on the Special Committee of the Board of Directors appointed to evaluate third party offers to purchase all or substantially all of the Common Units and other ownership interests in the Partnership.

EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS

     Mr. Rominiecki has an employment contract with the Managing General Partner, dated as of March 11, 1997, as amended, pursuant to which (i) the Managing General Partner agrees to employ Mr. Rominiecki as President and Chief Operating Officer, (ii) Mr. Rominiecki receives a base salary of

$215,000 per annum during his employment (subject to increase at the discretion of the Board of Directors), (iii) Mr. Rominiecki is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 75% of his base salary based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Rominiecki is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award at least equal to 40% of his base salary based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle, (v) Mr. Rominiecki is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for good cause (as defined) during the term of his employment agreement, and (vi) Mr. Rominiecki is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses. The agreement also restricts Mr. Rominiecki from competing with the General Partner for 18 months after the termination of the agreement if such termination results from Mr. Rominiecki's voluntary resignation or the Managing General Partner's termination of Mr. Rominiecki's employment for good cause (as defined in the agreement). In connection with the proposed Partnership Sale, Mr. Rominiecki entered into a letter agreement dated March 15, 1999 with the Managing General Partner which provides that if a change of control (as defined) occurs prior to December 31, 1999 he will be entitled to receive a lump-sum payment of $750,000, and six months of continued salary commencing six months after the closing subject to mitigation, in lieu of the severance benefits described above.

     Mr. Watson has an employment agreement with the Managing General Partner pursuant to which (i) Mr. Watson is employed as Senior Vice
President -- Administration and General Counsel effective December 19, 1996,
(ii) Mr. Watson receives a base salary of $125,000 per annum, (iii) Mr. Watson is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 50% of his base salary, based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Watson is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award equal to 40% of his base salary, based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle, (v) Mr. Watson is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement, and (vi) Mr. Watson is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses. In connection with the proposed Partnership Sale, Mr. Watson entered into a letter agreement dated March 15, 1999 with the Managing General Partner which provides that if a change of control (as defined) occurs prior to December 31, 1999 he will be entitled to receive a lump-sum payment of $115,000 in addition to any other amounts that may otherwise be payable under his employment agreement.

     Mr. Sherman has an employment agreement with the Managing General Partner pursuant to which (i) Mr. Sherman is employed as Vice President -- Chief Financial Officer effective November 1, 1997, (ii) Mr. Sherman receives a base salary of $100,000 per annum, (iii) Mr. Sherman is eligible to participate in the Annual Incentive Plan, enabling him to receive an annual cash bonus of up to 50% of his base salary, based upon the achievement of certain individual and Partnership performance objectives, (iv) Mr. Sherman is eligible to participate in the Mid-Term Incentive Plan, enabling him to receive an annual bonus award equal to 40% of his base salary, based upon the achievement by the Partnership of certain financial performance objectives over a three-year performance cycle,
(v) Mr. Sherman is entitled to severance benefits generally equal to one year's base salary and bonuses in the event he is terminated other than for cause (as defined) during the term of his employment agreement, and (vi) Mr. Sherman is entitled to participate in other generally available compensation plans and receive various other benefits, including reimbursement of certain expenses. In connection with the proposed Partnership Sale, Mr. Sherman entered into a letter agreement dated March 15, 1999 with the Managing General Partner which provides that if a change of control (as defined) occurs prior to December 31, 1999 he will be entitled to receive a lump-sum payment of $115,000 in addition to any other amounts that may otherwise be payable under his employment agreement.

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

     Mr. Paliughi retired from the Managing General Partner effective January 2, 1998. Pursuant to his employment contract with the Managing General Partner, Mr. Paliughi is entitled to severance benefits of $210,000 per year for five years. Mr. Paliughi's Triarc options vested as of January 2, 1998 and were exercised during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF PARTNERSHIP UNITS BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND THE SELLING UNITHOLDER

     The table below sets forth the beneficial ownership as of March 20, 1999, by each person known by the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and each Named Officer of the Managing General Partner and the executive officers and directors of the Managing General Partner as a group. The Common Units are traded on the NYSE under the symbol 'NPL'.

                                                                                     AMOUNT AND
                                                                                     NATURE OF
             NAME AND ADDRESS OF BENEFICIAL OWNER                CLASS OF UNITS     OWNERSHIP(1)     PERCENT OF CLASS
--------------------------------------------------------------   --------------    --------------    ----------------
National Propane Corporation .................................   Subordinated         4,533,638             100%
  Suite 1700
  200 First Street, S.E.
  Cedar Rapids, IA 52401
Nelson Peltz..................................................   Common                   1,235(2)            *
Peter W. May..................................................   Common                  30,000               *
Frederick W. McCarthy.........................................         --               --                    *
Willis G. Ryckman III.........................................         --               --                    *
Ronald D. Paliughi............................................         --               --                    *
Ronald R. Rominiecki..........................................   Common                   1,200               *
C. David Watson...............................................         --               --                    *
R. Brooks Sherman, Jr.........................................   Common                     670               *
Martin A. Woods...............................................   Common                   4,000               *
All executive officers and directors as a group
  (9 persons).................................................   Common                  37,105               *

------------

  * Less than 1%.

(1) Except as otherwise indicated, each person has sole voting and dispositive power with respect to such Units.

(2) All of such Units are owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership of these Units.

OWNERSHIP OF TRIARC COMMON STOCK BY THE DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER AND CERTAIN BENEFICIAL OWNERS

     All of the issued and outstanding shares of common stock of the General Partner are indirectly owned by Triarc. The table below sets forth the beneficial ownership as of March 20, 1999, by each person known by the Managing General Partner to be the beneficial owner of more than 5% of the outstanding shares of Triarc Class A Common Stock (constituting the only class of voting capital stock of Triarc), each director and each Named Officer of the Managing General Partner and the executive officers and directors of the Managing General Partner as a group. Triarc's Class A Common Stock is traded on the NYSE under the symbol 'TRY'.

                                                                          AMOUNT AND NATURE            PERCENT OF
                 NAME AND ADDRESS OF BENEFICIAL OWNER                      OF OWNERSHIP(1)               CLASS
-----------------------------------------------------------------------   -----------------            ----------
DWG Acquisition Group, L.P. ...........................................       5,982,867(2)                 25.7%
  1201 North Market Street
  Wilmington, DE 19801
Nelson Peltz ..........................................................       7,265,033(2)(3)(4)(5)        29.6%
  280 Park Avenue
  New York, NY 10017
Peter W. May ..........................................................       6,856,334(2)(3)(6)           28.4%
  280 Park Avenue
  New York, NY 10017
William Ehrman.........................................................       1,809,622(7)                  7.8%
Frederick Ketcher......................................................        --                             *
Jonas Gerstl...........................................................        --                             *
Frederic Greenberg.....................................................        --                             *
James McLaren..........................................................        --                             *
William D. Lautman ....................................................        --                             *
  300 Park Avenue
  New York, NY 10022
Harris Associates, L.P.................................................       1,290,000(8)                  5.5%
Harris Associates, Inc.
Harris Associates Investment Trust
     Two North LaSalle Street
     Suite 500
     Chicago, IL 60502-3790
Frederick W. McCarthy..................................................        --                             *
Willis G. Ryckman III..................................................        --                             *
Ronald D. Paliughi.....................................................          10,000                       *
Ronald R. Rominiecki...................................................          20,000(9)                    *
C. David Watson........................................................           6,000(10)                   *
R. Brooks Sherman, Jr..................................................        --                             *
Martin A. Woods........................................................        --                             *
All executive officers and directors as a group (9 persons)............       8,174,500                    32.2%

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

 (4) Includes 21,200 shares owned by a family trust of which Mr. Peltz is a general partner and 2,400 shares owned by minor children of Mr. Peltz. Mr. Peltz disclaims beneficial ownership.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (5) Includes options to purchase 1,231,666 shares of Class A Common Stock which have vested or will vest within 60 days of March 20, 1999.

 (6) Includes options to purchase 826,667 shares of Class A Common Stock which have vested or will vest within 60 days of March 20, 1999.

 (7) The information set forth herein with respect to Messrs. Ehrman, Greenberg, Ketcher, Gerstl, McLaren and Lautman is based solely on information contained in a Schedule 13D/A, dated June 26, 1998, filed pursuant to the Exchange Act. The shares reflected include an aggregate of 1,673,645 shares of Class A Common Stock that Messrs. Ehrman, Ketcher, Gerstl, Greenberg, McLaren and Lautman may be deemed to beneficially own as general partners of EGS Associates, L.P., a Delaware limited partnership, EGS Partners, L.L.C., a Delaware limited liability company, Bev Partners, L.P., a Delaware limited partnership, and Jonas Partners, L.P., a Delaware limited partnership. Also includes (i) 56,650 shares of Class A Common Stock owned directly by Mr. Ehrman and 55,927 shares of Class A Common Stock owned by members of Mr. Ehrman's immediate family and sister-in-law; (ii) 8,400 shares of Class A Common Stock owned directly by Mr. Ketcher (iii) 1,500 shares of Class A Common Stock owned directly by Mr. Gerstl and 4,500 shares of Class A Common Stock owned by a member of Mr. Gerstl's immediate family; and (iv) 6,000 shares of Class A Common Stock owned directly by Mr. Greenberg and 3,000 shares of Class A Common Stock owned by a member of Mr. Greenberg's immediate family.

 (8) The information set forth herein with respect to Harris Associates, L.P. ('Harris'), Harris Associates, Inc. (the sole general partner of Harris), and Harris Associates Investment Trust, Series Designated The Oakmark Smallcap Fund (the 'Trust') is based solely on information contained in their Schedules 13G/A dated February 11, 1999 filed pursuant to the Exchange Act. Harris is an investment adviser, and serves as an investment adviser to the Trust. The Oakmark Smallcap Fund, a series of the Trust, beneficially owned 1,250,000 shares of Class A Common Stock as of December 31, 1998. These shares are included as shares over which Harris has shared voting and dispositive power because of Harris' power to manage the Trust's investments. In addition, Harris serves as investment adviser to other clients who may own shares of Class A Common Stock but for which Harris does not have discretionary authority. Such shares have also been included as shares over which Harris has shared voting and dispositive power.

 (9) Represents options to purchase 20,000 shares of Class A Common Stock which have vested.

(10) Represents options to purchase 6,000 shares of Class A Common Stock which have vested.

                            ------------------------

     The foregoing table does not include 5,997,622 shares of Triarc's non-voting Class B Common Stock owned by Victor Posner ('Posner') and an entity controlled by Posner (together with Posner, the 'Posner Entities'). All such shares of Class B Common Stock can be converted without restriction into an equal number of shares of Class A Common Stock if they are sold to a third party unaffiliated with the Posner Entities. Triarc, or its designee, has certain rights of first refusal if such shares are sold to an unaffiliated third party. If the 5,997,622 currently outstanding shares of the Class B Common Stock were converted into shares of Class A Common Stock, such shares would constitute approximately 20.5% of the then outstanding shares of Class A Common Stock as of March 20, 1999. None of the directors of Triarc or the Named Officers beneficially owned any Class B Common Stock as of March 20, 1999.

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

     A subsidiary of the Managing General Partner holds an intercompany note of Triarc's in the aggregate principal amount of $30.0 million as of December 31, 1998. The note is payable on demand, and bears interest, semi-annually, at the rate of 13.5% per annum.

     On April 5, 1999, the Partnership, the Managing General Partner, SGP and Triarc and Columbia Propane, a subsidiary of Columbia Energy Group, Purchaser and Purchaser General Partner signed the Purchase Agreement pursuant to which the Purchaser would acquire all of the 6,701,550 outstanding common units of the Partnership for $12.00 in cash per common unit pursuant to a tender offer. On April 9, 1999, the Purchaser commenced the tender offer. The offer for the common units is subject to certain conditions, including there being validly tendered by the expiration date, and not withdrawn, at least a majority of the outstanding common units on a fully diluted basis. The offer will be made only upon and subject to the terms and conditions of the Offer to Purchase and the related Letter of Transmittal.

     The tender offer is the first step of a two-step cash transaction. In the second step, subject to the terms and conditions of the Purchase Agreement, Columbia Propane would indirectly acquire the general partner interests and subordinated unit interests of the Partnership from its general partners and the Partnership would merge into the Purchaser. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, the same per unit price as that paid to common unitholders who tender their shares pursuant to the tender offer. Triarc would receive approximately $17.9 million for its acquired interests in the Partnership and the Operating
Partnership -- $2.1 million in cash and $15.8 million payable in the form of the forgiveness of indebtedness owed by Triarc to the Operating Partnership. Simultaneously, and as a condition of the closing, Triarc will prepay approximately $14.9 million of such indebtedness. Following the closing, Triarc, through the Managing General Partner, would retain a 1% limited partner interest in the Purchaser. Approximately $141 million of the Operating Partnership's outstanding indebtedness is expected to be refinanced in connection with the Partnership Sale.

     The Board of Directors of the Managing General Partner, acting on the recommendation of its Special Committee, unanimously approved the Partnership Sale and unanimously recommended that the Partnership's Common Unitholders tender their common units pursuant to the offer. The Special Committee received an opinion of Lehman Brothers Inc. that, from a financial point of view, the consideration to be received by the Partnership's Common Unitholders in the Partnership Sale is fair to the holders of the Common Units.

     There can be no assurance that the Partnership Sale will be consummated.

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

EXHIBIT
  NO.                                                            DESCRIPTION
-------             -----------------------------------------------------------------------------------------------------

   3.1 (1)      --  Amended and Restated Agreement of Limited Partnership of National Propane Partners, L.P. dated as of
                    July 2, 1996
   3.2 (1)      --  Amended and Restated Agreement of Limited Partnership of National Propane, L.P. dated as of July 2,
                    1996
   3.3 (3)      --  Amendment No. 1 dated November 1, 1996 to the Amended and Restated Agreement of Limited Partnership
                    of National Propane, L.P. dated as of July 2, 1996
  10.1 (3)      --  Purchase Agreement, dated as of November 7, 1996, among National Propane Corporation, National
                    Propane SGP, Inc., National Propane Partners, L.P., National Propane, L.P. and Merrill Lynch & Co.
  10.2 (3)      --  Registration Agreement, dated as of November 7, 1996, between National Propane Partners, L.P. and
                    Merrill Lynch & Co.
  10.3 (1)      --  Credit Agreement, dated as of June 26, 1996, among National Propane, L.P., The First National Bank of
                    Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA
                    Securities, Inc., as syndication agent
  10.4 (1)      --  Note Purchase Agreement, dated as of June 26, 1996, among National Propane, L.P. and each of the
                    Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54%
                    First Mortgage Notes due June 30, 2010
  10.5 (1)      --  Conveyance, Contribution and Assumption Agreement, dated as of July 2, 1996, by and among National
                    Propane, L.P., National Propane Partners, L.P., National Propane Corporation and National Propane
                    SGP, Inc.
  10.6 (1)      --  Contribution and Assumption Agreement, dated as of July 2, 1996, by and among National Propane, L.P.,
                    National Propane Corporation, National Propane SGP, Inc. and National Sales & Service, Inc.
  10.7 (1)      --  Note, in the principal amount of $40.7 million, issued by Triarc Companies, Inc. to National Propane,
                    L.P.
  10.8 (1)      --  National Propane 1996 Unit Option Plan
  10.9 (1)      --  Amendment to Employment Agreement of Ronald D. Paliughi, dated as of June 10, 1996
  10.10(2)      --  Employment Agreement, dated as of April 24, 1993, between National Propane Corporation and Ronald D.
                    Paliughi (including Amendment No. 1, dated as of December 7, 1994 and Amendment No. 2, dated as of
                    March 27, 1995)
  10.11(2)      --  Severance Agreement, dated as of December 1, 1995, between National Propane Corporation and Ronald R.
                    Rominiecki
  10.12(2)      --  Severance Agreement, dated as of March 27, 1997, between National Propane Corporation and Laurie B.
                    Crawford
  10.13(4)      --  Employment Agreement, dated November 20, 1996, between National Propane Corporation and C. David
                    Watson
  10.13(2)      --  Triarc's 1993 Equity Participation Plan
  10.14(2)      --  Form of Non-Incentive Stock Option Agreement under Triarc's 1993 Equity Participation Plan

EXHIBIT
  NO.                                                            DESCRIPTION
-------             -----------------------------------------------------------------------------------------------------
  10.15(6)      --  Consent, waiver and amendment dated November 5, 1996 with respect to (1) the Credit Agreement dated as of June 26, 1996 among National Propane, L.P., The First National Bank of Boston, as
                    administrative agent and as a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent and (2) the Note Purchase Agreement, dated as of June 26, 1996, among National
                    Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010.
  10.16(6)      --  Second consent, waiver and amendment dated January 14, 1997 with respect to (1) the Credit Agreement dated as of June 26, 1996 among National Propane, L.P., The First National Bank of Boston, as
                    administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc., as syndication agent and (2) the Note Purchase Agreement, dated as of June 26, 1996, among National
                    Propane, L.P. and each of the Purchasers listed in Schedule A thereto relating to $125 million aggregate principal amount of 8.54% First Mortgage Notes due June 30, 2010.
  10.17(6)      --  First Amendment dated as of March 27, 1997 to the Credit Agreement dated as of June 26, 1996 among
                    National Propane, L.P., The First National Bank of Boston, as administrative agent and a lender, Bank of America NT & SA, as a lender, and BA Securities, Inc. as syndication agent.
  10.18(7)      --  Employment Agreement, dated as of June 17, 1997, between National Propane Corporation and Martin A.
                    Woods.
  10.19(7)      --  Amendment to Employment Agreement between National Propane Corporation and Ronald R. Rominiecki,
                    dated as of March 11, 1997.
  10.20(9)      --  Employment Agreement, dated as of December 10, 1997, between National Propane Corporation and R.
                    Brooks Sherman.
  10.21(9)      --  Amendment No. 1 dated December 28, 1997 to the Amended and Restated Agreement of Limited Partnership
                    of National Propane Partners, L.P., dated as of July 2, 1996.
  10.22(9)      --  Amendment No. 2 dated December 28, 1997 to the Amended and Restated Agreement of Limited Partnership
                    of National Propane, L.P., dated as of July 2, 1996.
  10.23         --  Second Amendment dated as of April 22, 1997 to the National Propane Credit Agreement among National
                    Propane, L.P., the Lenders (as defined therein), The First National Bank of Boston, as Administrative
                    Agent and a Lender, Bank of America NT&SA, as a Lender, and BA Securities, Inc. as Syndication Agent,
                    incorporated herein by reference to Exhibit 10.1 to National Propane Partners, L.P.'s Current Report
                    on Form 8-K dated May 15, 1997.
  10.24(8)      --  Third Amendment dated as of March 23, 1998 to the National Propane Credit Agreement among National
                    Propane, L.P., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a
                    Lender, and BancAmerica Robertson Stephens, as Syndication Agent.
  10.25(8)      --  Agreement dated as of March 23, 1998 among National Propane Corporation, National Propane Partners,
                    L.P., Triarc Companies, Inc., the Lenders (as defined therein), BankBoston, N.A., as Administrative
                    Agent and a Lender, and BancAmerica Robertson Stephens, as Syndication Agent.
  10.26(9)      --  Amendment to Employment Agreement between National Propane Corporation and Ronald R. Rominiecki,
                    dated as of March 19, 1998.
  10.27(9)      --  Fourth Amendment dated as of March 30, 1998 to the National Propane Credit Agreement among National
                    Propane, L.P., the Lenders (as defined therein), BankBoston, N.A., as Administrative Agent and a
                    Lender, and BancAmerica Robertson Stephens, as Syndication Agent.
  10.28(10)     --  Amendment No. 1 to Note Agreement and Limited Consent, dated as of June 30, 1998, among National
                    Propane Corporation, National Propane SGP, Inc., National Propane, L.P. and the holders of the
                    Company's 8.54% First Mortgage Notes.
  10.29(10)     --  Amendment No. 1 to 8.54% First Mortgage Notes, dated June 30, 1998 among National Propane, L.P. and the holders of the Company's 8.54% First Mortgage Notes.
  10.30(10)     --  Fifth Amendment to National Propane Credit Agreement, dated June 30, 1998, among National Propane,
                    L.P., the lenders (as defined therein), and BankBoston, N.A., as Administrative Agent and a lender.
  10.31(10)     --  Allonge Amendment dated as of June 30, 1998 attached to 13.5% Senior Secured Note, dated July 2,
                    1996, issued by Triarc Companies, Inc., payable to the order of National Propane, L.P.

EXHIBIT
  NO.                                                            DESCRIPTION
-------             -----------------------------------------------------------------------------------------------------
  10.32(11)     --  Letter Agreement, dated as of June 6, 1996, between Ronald D. Paliughi and National Propane
                    Corporation.
  10.33(11)     --  Corporate Services Agreement dated as of July 2, 1996, between National Sales & Service, Inc. and
                    National Propane Corporation.
  10.34(11)     --  Letter Agreement dated as of February 20, 1999, among National Propane, L.P., the Lenders (as defined therein) and BankBoston, N.A., as Administrative Agent and a Lender.
  10.35(11)     --  Amendment No. 2 to Note Agreements, dated as of April 5, 1999, among National Propane Corporation,
                    National Propane SGP, Inc., National Propane, L.P. and the holders of the Company's 8.54% First
                    Mortgage Notes due 2010.
  10.36(11)     --  Purchase Agreement dated as of April 5, 1999, by and among Columbia Propane, L.P., CP Holdings, Inc.,
                    Columbia Propane Corporation, National Propane Partners, L.P., National Propane Corporation, National
                    Propane SGP, Inc. and Triarc Companies, Inc.
  10.37(11)     --  Payment Guaranty dated April 5, 1999, of Columbia Energy Group in favor of National Propane
                    Corporation.
  10.38(11)     --  Letter Agreement dated as of March 15, 1999 between Ronald R. Rominiecki and National Propane
                    Corporation.
  10.39(11)     --  Letter Agreement dated as of March 15, 1999 between R. Brooks Sherman and National Propane
                    Corporation.
  10.40(11)     --  Letter Agreement dated as of March 15, 1999 between C. David Watson and National Propane Corporation.
  10.41(11)     --  Indemnification Agreement, made effective as of April 24, 1993, between National Propane Corporation and Nelson Peltz.
  10.42(11)     --  Indemnification Agreement, made effective as of April 24, 1993, between National Propane Corporation and Peter W. May.
  10.43(11)     --  Indemnification Agreement, made effective as of September 25, 1996, between National Propane
                    Corporation and Frederick W. McCarthy.
  10.44(11)     --  Indemnification Agreement, made effective as of September 25, 1996, between National Propane
                    Corporation and Willis G. Ryckman.
  10.45(11)     --  Indemnification Agreement, made effective as of April 24, 1993 between National Propane Corporation and Ronald D. Paliughi.
 *21.1          --  List of Subsidiaries
 *24.1          --  Powers of Attorney (included on signature page)
 *27.1          --  Financial Data Schedule for the year ended December 31, 1998, submitted to the Securities and
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

 (7) Filed with the Partnership's Current Report on Form 8-K dated June 13, 1997 and incorporated herein by reference.

                                              (footnotes continued on next page)

(footnotes continued from previous page)

 (8) Filed with the Partnership's Current Report on Form 8-K dated March 25, 1998 and incorporated herein by reference.

 (9) Filed with the Partnership's Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

(10) Filed with the Partnership's Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.

(11) Filed with the Partnership's Current Report on Form 8-K dated April 14, 1999 and incorporated herein by reference.

     (B) 1. Reports on Form 8-K:

     During the period from October 1, 1998 to December 31, 1998, the Registrant did not file any reports on Form 8-K.

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

                                          NATIONAL PROPANE PARTNERS, L.P.

                                          By: National Propane Corporation
                                            as Managing General Partner

                                          By:      /s/ RONALD R. ROMINIECKI
                                                             ...
                                               PRESIDENT AND CHIEF OPERATING
                                                           OFFICER

Dated: April 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on April 15, 1999 by the following persons on behalf of the Registrant in the capacities indicated:

                SIGNATURE                                           TITLES
------------------------------------------  ------------------------------------------------------

         /s/ RONALD R. ROMINIECKI           President and Chief Operating Officer
 .........................................
          (RONALD R. ROMINIECKI)

        /s/ R. BROOKS SHERMAN, JR.          Vice President and Chief Financial Officer (Principal
 .........................................    Financial Officer)
         (R. BROOKS SHERMAN, JR.)

          /s/ STEVEN T. SCHURING            Controller (Principal Accounting Officer)
 .........................................
           (STEVEN T. SCHURING)

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