Form 10-Q
period 1999-03-31
NATIONAL PROPANE PARTNERS LP
filed 1999-05-17
CIK 1011292

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes __X__ No _______

     There were 6,701,550 Common Units and 4,533,638 Subordinated Units outstanding as of May 14, 1999.

________________________________________________________________________________

                        NATIONAL PROPANE PARTNERS, L.P.
                               INDEX TO FORM 10-Q

                                                                                                              PAGE
                                                                                                              ----
Part I -- Financial Information
     Item 1 -- Financial Statements:
          Condensed Consolidated Balance Sheets -- December 31, 1998 and
            March 31, 1999.................................................................................     3
          Condensed Consolidated Statements of Operations -- Three months ended March 31, 1998 and 1999....     4
          Condensed Consolidated Statements of Cash Flows -- Three months ended
            March 31, 1998 and 1999........................................................................     5
          Notes to Condensed Consolidated Financial Statements.............................................     6
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.......     9
     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk..................................    15

Part II -- Other Information
     Item 3 -- Defaults Upon Senior Securities.............................................................    16
     Item 5 -- Other Information...........................................................................    17
     Item 6 -- Exhibits and Reports on Form 8-K............................................................    17
     Signatures............................................................................................    18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    MARCH 31,
                                                                                            1998(A)         1999
                                                                                          ------------    ---------
                                                                                               (IN THOUSANDS)
                                                                                                 (UNAUDITED)
                                        ASSETS
Current assets:
     Cash and cash equivalents.........................................................     $  4,448      $   9,559
     Receivables.......................................................................       14,455         13,999
     Finished goods inventories........................................................        7,879          6,282
     Other current assets..............................................................        2,110          1,716
                                                                                          ------------    ---------
          Total current assets.........................................................       28,892         31,556
Note receivable from Triarc Companies, Inc.(Note 6)....................................       30,700         30,700
Properties.............................................................................       77,653         76,873
Unamortized costs in excess of net assets of acquired companies........................       16,862         16,738
Other assets...........................................................................        6,930          6,416
                                                                                          ------------    ---------
                                                                                            $161,037      $ 162,283
                                                                                          ------------    ---------
                                                                                          ------------    ---------
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Current liabilities:
     Current portion of long-term debt.................................................     $141,687      $ 141,111
     Accounts payable..................................................................        7,492          7,476
     Accrued expenses..................................................................        6,347          6,482
     Customer credit balances..........................................................        6,008          3,391
                                                                                          ------------    ---------
          Total current liabilities....................................................      161,534        158,460
Long-term debt.........................................................................          177            129
Customer deposits and other long-term liabilities......................................        2,344          2,270

Partners' capital (deficit):
     Common partners' capital..........................................................       --             --
     General partners' capital (deficit), including subordinated units.................       (3,018)         1,424
                                                                                          ------------    ---------
          Total partners' capital (deficit)............................................       (3,018)         1,424
                                                                                          ------------    ---------
                                                                                            $161,037      $ 162,283
                                                                                          ------------    ---------
                                                                                          ------------    ---------

------------

 (A) Derived from the audited consolidated financial statements as of December 31, 1998.

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                           1998            1999
                                                                                       ------------    ------------
                                                                                              (IN THOUSANDS
                                                                                         EXCEPT PER UNIT AMOUNTS)
                                                                                               (UNAUDITED)
Revenues............................................................................     $ 46,130        $ 45,217
                                                                                       ------------    ------------
Cost of sales:
     Cost of product -- propane and appliances......................................       21,243          18,786
     Other operating expenses applicable to revenues................................       11,479          11,552
                                                                                       ------------    ------------
                                                                                           32,722          30,338
                                                                                       ------------    ------------
          Gross profit..............................................................       13,408          14,879
Selling, general and administrative expenses........................................        6,487           8,535
                                                                                       ------------    ------------
          Operating income..........................................................        6,921           6,344
Interest expense....................................................................       (3,275)         (3,169)
Interest income from Triarc Companies, Inc..........................................        1,355           1,022
Other income, net...................................................................          583             235
                                                                                       ------------    ------------
          Income before income taxes................................................        5,584           4,432
Provision for income taxes..........................................................          (50)            (50)
                                                                                       ------------    ------------
          Net income................................................................     $  5,534        $  4,382
                                                                                       ------------    ------------
                                                                                       ------------    ------------
General partners' interest in net income............................................     $    221        $    175
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Unitholders' interest (common and subordinated) in net income.......................     $  5,313        $  4,207
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Net income per unit.................................................................     $    .47        $    .37
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Weighted average number of units outstanding........................................       11,235          11,235
                                                                                       ------------    ------------
                                                                                       ------------    ------------

     See accompanying notes to condensed consolidated financial statements

                NATIONAL PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                           1998            1999
                                                                                       ------------    ------------
                                                                                              (IN THOUSANDS)
                                                                                               (UNAUDITED)
Cash flows from operating activities:
     Net income.....................................................................     $  5,534        $  4,382
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization of properties...............................        2,679           2,385
          Amortization of costs in excess of net assets of acquired companies.......          249             227
          Amortization of deferred financing costs..................................          182             182
          Other amortization........................................................          276             248
          Provision for doubtful accounts...........................................          279             275
          Gain on sale of properties, net...........................................         (385)            (88)
          Other, net................................................................          (69)             45
          Changes in operating assets and liabilities:
               Decrease (increase) in accounts receivable and customer credit
                  balances..........................................................          151          (2,426)
               Increase in interest receivable from Triarc Companies, Inc...........       (1,355)         --
               Decrease in inventories..............................................        2,233           1,597
               Decrease (increase) in prepaid expenses and other current assets.....         (113)            394
               Increase (decrease) in accounts payable and accrued expenses.........          587             119
                                                                                       ------------    ------------
          Net cash provided by operating activities.................................       10,248           7,340
                                                                                       ------------    ------------
Cash flows from investing activities:
     Capital expenditures...........................................................       (1,906)         (1,666)
     Business acquisitions..........................................................         (315)            (38)
     Proceeds from sale of properties...............................................          687             156
                                                                                       ------------    ------------
          Net cash used in investing activities.....................................       (1,534)         (1,548)
                                                                                       ------------    ------------
Cash flows from financing activities:
     Repayments of long-term debt...................................................       (6,342)           (681)
     Distributions..................................................................       (6,143)         --
                                                                                       ------------    ------------
          Net cash used in financing activities.....................................      (12,485)           (681)
                                                                                       ------------    ------------
Net increase (decrease) in cash.....................................................       (3,771)          5,111
Cash and cash equivalents at beginning of period....................................        4,616           4,448
                                                                                       ------------    ------------
Cash and cash equivalents at end of period..........................................     $    845        $  9,559
                                                                                       ------------    ------------
                                                                                       ------------    ------------

     See accompanying notes to condensed consolidated financial statements

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND RECENT DEVELOPMENTS

     The consolidated financial statements of National Propane Partners, L.P. (the 'Partnership') include the accounts of the Partnership and its subsidiaries National Propane, L.P. (the 'Operating Partnership') and National Sales & Service, Inc. ('NSSI') which, collectively with the Partnership and Operating Partnership, are referred to as the 'Partnership Entities'. The Partnership has limited partner interests consisting of 6,701,550 common units (the 'Common Units') and subordinated partner interests consisting of 4,533,638 subordinated units (the 'Subordinated Units' and together with the Common Units, the 'Units') outstanding. National Propane Corporation (the 'Managing General Partner'), a wholly-owned subsidiary of Triarc Companies, Inc. ('Triarc'), and its subsidiary, National Propane SGP Inc.('SGP'), own general partner interests representing an aggregate 4% unsubordinated general partners' interest (the 'General Partners' Interest') in the Partnership Entities and the Managing General Partner owns all of the Subordinated Units (the 'Subordinated Unit Interests') representing a 38.7% subordinated general partner interest in the Partnership Entities. Certain statements in these notes to the condensed consolidated financial statements constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See 'Part II -- Other Information.'

     On April 5, 1999, the Partnership, the Managing General Partner, SGP and Triarc and Columbia Propane Corporation ('Columbia Propane'), a subsidiary of Columbia Energy Group, Columbia Propane, L.P. (the 'Purchaser') and CP Holdings Inc., a subsidiary of Columbia Propane and the general partner of the Purchaser (the 'Purchaser General Partner') signed a definitive purchase agreement (the 'Purchase Agreement') pursuant to which the Purchaser would acquire all of the 6,701,550 outstanding Common Units of the Partnership for $12.00 in cash per Common Unit pursuant to a tender offer (the 'Partnership Sale'). On April 9, 1999, the Purchaser commenced the tender offer which expired on May 6, 1999. The Purchaser has advised the Partnership that pursuant to the tender offer, the Purchaser purchased 5,922,654 Common Units representing approximately 88.4% of the outstanding Common Units.

     The tender offer was the first step of a two-step cash transaction. In the second step, subject to the terms and conditions of the Purchase Agreement, Columbia Propane would indirectly acquire the General Partnership Interests and Subordinated Unit Interests of the Partnership and the Operating Partnership from its general partners and the Partnership would merge into the Purchaser. As part of the second step, any remaining common unitholders of the Partnership would receive, in cash, the same per unit price as that paid to common unitholders who tendered their shares pursuant to the tender offer. Triarc would receive approximately $17,916,000 for its acquired interests in the Partnership and the Operating Partnership consisting of $2,100,000 in cash and approximately $15,816,000 in the form of the forgiveness of a portion of a note receivable from Triarc by the Operating Partnership. Simultaneously, and as a condition of the closing, Triarc will prepay approximately $14,884,000 of such indebtedness. Following the closing, Triarc, through the Managing General Partner, would retain a 1.0% limited partner interest in the Purchaser. Approximately $141,000,000 of the Operating Partnership's outstanding indebtedness is expected to be refinanced in connection with the Partnership Sale. There can be no assurance that the second step of the Partnership Sale will be consummated.

     In connection with the Partnership Sale, the Operating Partnership, the Managing General Partner, the SPG and the holders (the 'Noteholders') of the Operating Partnership's $125,000,000 8.54% first mortgage notes due 2010 (the 'First Mortgage Notes') amended the Note Agreements governing the First Mortgage Notes to provide for, among other things, modifications to the premium payable to such Noteholders in connection with the prepayment of the First Mortgage Notes pursuant to the Partnership Sale.

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Partnership have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Partnership, however, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position as of December 31, 1998 and March 31, 1999, its results of operations and its cash flows for the three-month periods ended March 31, 1998 and 1999. This information should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (the 'Form 10-K').

     The Partnership's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its debt agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. To successfully achieve these objectives, the Partnership believes the Partnership Sale is the most viable alternative. See Note 6 for management's plans and intentions if the Partnership Sale is not consummated. Accordingly, the accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

NOTE 3 -- PROPERTIES

     The following is a summary of the components of properties, net:

                                                                      DECEMBER 31,    MARCH 31,
                                                                          1998          1999
                                                                      ------------    ---------
                                                                           (IN THOUSANDS)
Properties, at cost................................................     $174,170      $ 175,730
Less accumulated depreciation......................................       96,517         98,857
                                                                      ------------    ---------
                                                                        $ 77,653      $  76,873
                                                                      ------------    ---------
                                                                      ------------    ---------

NOTE 4 -- INCOME TAXES

     Income taxes have been provided primarily on the pre-tax income of NSSI, which is subject to Federal and state income taxes. Since the earnings attributed to the Partnership and the Operating Partnership are included in the tax returns of the individual partners and not those of the Partnership, no income taxes have been provided thereon.

NOTE 5 -- CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make distributions to the holders of the Common Units and the Subordinated Units.

     There are a number of lawsuits pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths. In certain cases, the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its financial position or its results of operations. Notwithstanding the foregoing, any one of the matters discussed above or all of them taken together may adversely affect the Partnership's financial position, results of operations or its ability to make distributions.

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 6 -- LONG-TERM DEBT AND QUARTERLY DISTRIBUTIONS

     At December 31, 1998 and March 31, 1999, the Partnership was not in compliance with a covenant under its bank credit facility (the 'Bank Facility'). Pursuant to a waiver letter dated as of February 20, 1999, the Partnership received an unconditional waiver from the lenders under its credit facility ('the Lenders') with respect to the non-compliance as of December 31, 1998 and a conditional waiver with respect to any future non-compliance with such covenant through August 31, 1999 (the 'February Waiver'). There are certain conditions to the waiver of future non-compliance under the February Waiver including among other things, consummation of the Partnership Sale and the repayment of all amounts outstanding under the Bank Facility, both by September 30, 1999. In addition, the February Waiver prohibits the Partnership from making any future distributions to Unitholders until all outstanding indebtedness under the Bank Facility is paid in full. Should the conditions not be met or the February Waiver expire, and the Operating Partnership be in default of its Bank Facility, the Operating Partnership would also be in default of its First Mortgage Notes by virtue of cross-default provisions. In accordance with the February Waiver the Lenders have unconditionally waived non-compliance with the covenant at March 31, 1999. As a result of projected future covenant non-compliance, the conditions of the February Waiver, and the cross-default provisions of the First Mortgage Notes, the Partnership has classified all of the debt under the Bank Facility and the First Mortgage Notes having a principal balance of $15,997,000 and $125,000,000, respectively, at March 31, 1999, as a current liability. Further, in accordance with the terms of the February Waiver, no additional borrowings are available to the Operating Partnership under the Bank Facility.

     The Partnership's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its debt agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. To successfully achieve these objectives, the Partnership believes the Partnership Sale is the most viable alternative. If the Partnership Sale is not consummated and the Lenders are unwilling to extend or modify the February Waiver, (i) the Partnership could seek to otherwise refinance its indebtedness, (ii) the Managing General Partner might consider buying the bank's loans to the Partnership ($15,997,000 principal amount outstanding at March 31, 1999), (iii) the Partnership could pursue other potential purchasers of the Partnership, or (iv) the Partnership could be forced to seek protection under Federal bankruptcy laws. In such latter event, the Managing General Partner may be required to honor its guarantee of the Partnership's debt under the Bank Facility and the First Mortgage Notes.

     The Partnership did not declare any distribution with respect to the fourth quarter of 1998 (which would have been paid in the first quarter of 1999) since it was in violation of certain of its debt covenants under the Bank Facility as previously discussed and as a result, was prohibited from making any such distribution. The February Waiver prohibits any further distributions to all Unitholders until all outstanding indebtedness under the Bank Facility is repaid in full. Additionally, under the terms of the Purchase Agreement, the Partnership is prohibited from paying any further distributions to Unitholders without the prior written consent of the Purchaser General Partner. Accordingly, no distribution was declared with respect to the first quarter of 1999. Under the terms of the Partnership agreement, each Common Unit has an arrearage of $0.2625, $0.525 and $0.525 per Common Unit related to the third and fourth quarters of 1998 and the first quarter of 1999 distributions, respectively, for an aggregate of $8,796,000. Cash distributions on the Partnership's Common and Subordinated Units and the General Partners' Interest are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements and the Purchase Agreement. Accordingly, there can be no assurance that the Partnership will be able to pay any such future distributions. (See Note 1 regarding the Partnership Sale.)

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

NOTE 7 -- RELATED PARTY TRANSACTIONS

     The Partnership continues to have related party transactions of the same nature and general magnitude as those described in Note 19 to the consolidated financial statements contained in the Form 10-K.

NOTE 8 -- STATEMENT OF PARTNERS' CAPITAL

     The following is a summary of the changes in partners' capital (deficit):

                                                                                        TOTAL
                                                                                       GENERAL        TOTAL
                                                                          COMMON      PARTNERS'     PARTNERS'
                                                                        PARTNERS'      CAPITAL       CAPITAL
                                                                         CAPITAL      (DEFICIT)     (DEFICIT)
                                                                        ----------    ----------    ----------
Balance at December 31, 1998.........................................    $     --      $ (3,018)     $ (3,018)
Net income...........................................................       2,510         1,872         4,382
Reallocation of Partnership income...................................      (2,545)        2,545            --
Amortization of unearned compensation on below market unit options...          35            25            60
                                                                        ----------    ----------    ----------
Balance at March 31, 1999............................................    $     --      $  1,424      $  1,424
                                                                        ----------    ----------    ----------
                                                                        ----------    ----------    ----------

     The reallocation of Partnership income represents a partial recovery of previous reallocations of Partnership losses that were required under the terms of the partnership agreement in order that the Unitholders' capital account balances are not reduced below zero. In accordance with the terms of the partnership agreement, the General Partners' Interest will recover the remaining unrecovered loss reallocations of $77,000 to the extent the Common Unitholders' interest in future earnings exceed distributions to Common Unitholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This 'Management's Discussion and Analysis of Financial Condition and Results of Operations' should be read in conjunction with 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations' in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. A general description of the Partnership's industry and a discussion of recent trends affecting that industry are contained therein. Certain statements under this caption may constitute 'forward-looking statements' under the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'). Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Partnership Entities to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. See 'Part II -- Other Information.'

RECENT DEVELOPMENTS

     As has been previously announced, National Propane Corporation (the "Managing General Partner") had been considering various strategic alternatives to maximize the value of the Partnership and had been in active discussions with several third parties concerning a sale or merger of the Partnership. In January 1999, the Managing General Partner established a special committee of the Board of Directors (the "Special Committee") (which retained financial and legal advisors) to evaluate and make a recommendation on behalf of the Partnership's Common Unitholders with respect to any transaction. On April 5, 1999, the Partnership, the Managing General Partner, National Propane SGP Inc. ("SGP") and Triarc Companies, Inc. ("Triarc") and Columbia Propane Corporation ('Columbia Propane'), a subsidiary of

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Columbia Energy Group, Columbia Propane, L.P. (the 'Purchaser') and CP Holdings Inc., a subsidiary of Columbia Propane and the general partner of the Purchaser (the 'Purchaser General Partner') signed a definitive purchase agreement (the 'Purchase Agreement') pursuant to which the Purchaser would acquire all of the
6.7 million outstanding common units of the Partnership for $12.00 in cash per common unit pursuant to a tender offer (the 'Partnership Sale'). The Board of Directors of the Managing General Partner, acting on the recommendation of its Special Committee, unanimously approved the Partnership Sale and unanimously recommended that the Partnership's Common Unitholders tender their common units pursuant to the offer. The Special Committee received an opinion of Lehman Brothers Inc. that, from a financial point of view, the consideration to be received by the Partnership's Common Unitholders in the Partnership Sale is fair to the holders of the Common Units. On April 9, 1999, the Purchaser commenced the tender offer which expired on May 6, 1999. The Purchaser has advised the Partnership that pursuant to the tender offer, the Purchaser purchased 5,922,654 Common Units representing approximately 88.4% of the outstanding Common Units.

     The tender offer was the first step of a two-step cash transaction. In the second step, subject to the terms and conditions of the Purchase Agreement, Columbia Propane would indirectly acquire the General Partnership Interests and Subordinated Unit Interests of the Partnership and the Operating Partnership from its general partners and the Partnership would merge into the Purchaser. As part of the second step, any remaining Common Unitholders of the Partnership would receive, in cash, the same per unit price as that paid to Common Unitholders who tender their shares pursuant to the tender offer. Triarc would receive $17.9 million for its acquired interests in the Partnership and the Operating Partnership consisting of $2.1 million in cash and $15.8 million in the form of the forgiveness of a portion of a Note Receivable from Triarc by the Operating Partnership. Simultaneously, and as a condition of the closing, Triarc will prepay $14.9 million of such indebtedness. Following the closing, Triarc, through the Managing General Partner, would retain a 1.0% limited partnership interest in the Purchaser. Approximately $141.0 million of the Operating Partnership's outstanding indebtedness is expected to be refinanced in connection with the Partnership Sale. There can be no assurance that the second step of the Partnership Sale will be consummated.

     In connection with the Partnership Sale, the Operating Partnership, the Managing General Partner, the SGP and the holders (the 'Noteholders') of the Operating Partnership's $125.0 million 8.54% first mortgage notes due 2010 (the 'First Mortgage Notes') amended the Note Agreements governing the First Mortgage Notes to provide for, among other things, modifications to the premium payable to such Noteholders in connection with the prepayment of the First Mortgage Notes pursuant to the Partnership Sale.

     At December 31, 1998 and March 31, 1999, the Partnership was not in compliance with a covenant under its bank credit facility (the 'Bank Facility'). Pursuant to a waiver letter dated as of February 20, 1999, the Partnership received an unconditional waiver from the lenders under its credit facility ('the Lenders') with respect to the non-compliance as of December 31, 1998 and a conditional waiver with respect to any future non-compliance with such covenant through August 31, 1999 (the 'February Waiver'). There are certain conditions to the waiver of future non-compliance under the February Waiver including, among others, consummation of the Partnership Sale and the repayment of all amounts outstanding under the Bank Facility, both by September 30, 1999. In addition, the February Waiver prohibits the Partnership from making any future distributions to Unitholders until all outstanding indebtedness under the Bank Facility is repaid in full. Should the conditions not be met or the February Waiver expire, and the Operating Partnership be in default of its Bank Facility, the Operating Partnership would also be in default of its First Mortgage Notes by virtue of cross-default provisions. In accordance with the February Waiver, the Lenders have unconditionally waived non-compliance with the covenant at March 31, 1999. As a result of projected covenant non-compliance, the conditions of the February Waiver, and the cross-default provisions of the First Mortgage Notes, the Partnership has classified all of the debt under the Bank Credit Facility and the First Mortgage Notes

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

having a principal balance of $16.0 million and $125.0 million, respectively, at March 31, 1999 as a current liability. Further, in accordance with the terms of the February Waiver, no additional borrowings are available to the Operating Partnership under the Bank Facility.

     The Partnership's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its debt agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. To successfully achieve these objectives, the Partnership believes the Partnership Sale is the most viable alternative. If the Partnership Sale is not consummated and the Lenders are unwilling to extend or modify the February Waiver, (i) the Partnership could seek to otherwise refinance its indebtedness, (ii) the Managing General Partner might consider buying the bank's loans to the Partnership ($16.0 million principal amount outstanding at March 31, 1999), (iii) the Partnership could pursue other potential purchasers of the Partnership, or (iv) the Partnership could be forced to seek protection under Federal bankruptcy laws. In such latter event, the Managing General Partner may be required to honor its guarantee of the Partnership's debt under the Bank Facility and the First Mortgage Notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Revenues decreased $0.9 million, or 2.0%, to $45.2 million in the three months ended March 31, 1999 as compared to $46.1 million for the three months ended March 31, 1998 with propane revenues decreasing $1.4 million, or 3.2% to $42.6 million for the three months ended March 31, 1999 compared with $44.0 million in 1998 and revenues from appliance and other product lines increasing $0.5 million. The $1.4 million decrease in propane revenues is a result of decreased average selling prices ($5.3 million) due to lower product costs partially offset by increased volumes ($3.9 million). Propane retail gallons sold increased 4.2 million gallons, or 8.7%, to 52.6 million gallons in the first quarter of 1999, compared to 48.4 million gallons in the first quarter of 1998. This increase in gallons sold is primarily attributable to an increase in residential customers sales due to the fact that the three months ended March 31, 1999 were 6.0% colder than the same period in 1998 according to Degree Day data published by the National Climatic Data Center as applied to the geographic regions of the Partnership's operations.

     Gross profit increased $1.5 million, or 11.2%, to $14.9 million in the three months ended March 31, 1999 as compared to $13.4 million in the comparable three months of 1998. The gross profit increase is attributable to the effect of higher propane sales volumes in the 1999 period ($2.0 million) and an increase in other gross profit from other product lines ($0.3 million) partially offset by a 3.5% decrease in the average margin per gallon (the spread between the sales price and the direct product cost) ($0.8 million). The increase in gross profit as a percentage of sales, from 29.1%, to 32.9%, is primarily the result of the average dollar margin per gallon decreasing 3.5% from period to period while the average sales price per gallon decreased $.10 per gallon or 11.1%, due to lower propane costs.

     Selling, general and administrative expenses increased $2.0 million, or 30.8%, to $8.5 million in the three months ended March 31, 1999 from $6.5 million in 1998. The increase is attributable to legal and professional fees associated with the Partnership Sale.

     Interest expense decreased $0.1 million, or 3.0%, to $3.2 million in the three months ended March 31, 1999 as compared to $3.3 million in the comparable three months of 1998 due to lower average borrowings and lower average interest rates in the 1999 period.

     Interest income from Triarc decreased $0.4 million, or 28.6%, to $1.0 million in the three months ended March 31, 1999 as compared to $1.4 million in the comparable three months of 1998 due to $10.0 million principal repayments on the Triarc Note received in the third quarter of 1998.

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     Other income, net decreased $0.4 million to $0.2 million in the three months ended March 31, 1999 as compared to $0.6 million during the same period in 1998 due primarily to lower gains on the sales of properties in the 1999 first quarter.

     The provision for income taxes, which relates primarily to the pre-tax income of NSSI, was relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's cash and cash equivalents (collectively 'Cash') increased $5.1 million during the three-month period ended March 31, 1999. This increase reflected cash provided by operating activities of $7.3 million partially offset by cash used in investing activities of $1.5 million and cash used in financing activities of $0.7 million.

     Cash flows provided by operating activities of $7.3 million in the 1999 period consisted of net income of $4.4 million and net non-cash charges of $3.3 million, principally depreciation and amortization, partially offset by $0.4 million of cash used for an increase in working capital. The change in working capital is primarily made up of seasonal increases in receivables of $2.4 million and decreases in inventories of $1.6 million.

     Cash used in investing activities of $1.5 million during the three month period ended March 31, 1999 included capital expenditures of $1.7 million partially offset by proceeds from the sales of properties of $0.2. Of the capital expenditure amount for 1999, $0.3 million was for recurring maintenance and $1.4 million was to support growth of operations. The Partnership has forecasted maintenance capital expenditures and growth capital expenditures for the remainder of 1999 of approximately $1.5 million and $1.6 million, respectively, subject to the availability of cash and other financing sources. The Partnership has outstanding commitments amounting to $0.7 million for such capital expenditures as of March 31, 1999 which consists of $0.2 million for maintenance capital expenditures and $0.5 for growth capital expenditures. The Partnership made one insignificant propane distributor acquisition during the first quarter of 1999 and since it no longer has an acquisition credit facility does not anticipate making any significant business acquisitions during the remainder of 1999.

     Cash used in financing activities during the three-month period ending March 31, 1999 reflects debt repayments of $0.7 million.

     The Bank Facility provided for an acquisition facility (the 'Acquisition Facility') and a working capital facility (the 'Working Capital Facility'). As of March 31, 1999 the Partnership had $13.0 million and $3.0 million of outstanding borrowings under the Acquisition Facility and Working Capital Facility. As disclosed above, all amounts outstanding under the Bank Facility are classified as current liabilities in accordance with terms of the February Waiver and no additional borrowings under the Bank Facility are available to the Partnership without the consent of each Lender. The Working Capital Facility, as amended, is due in full in July 1999. The original repayment terms of the Acquisition Facility, as amended, were approximately $1.1 million per quarter beginning in the third quarter of 1999. The original repayment terms of the First Mortgage Notes required equal annual installments of approximately $15.6 million commencing 2003 through 2010.

     The Partnership did not declare a distribution with respect to the fourth quarter of 1998 (which would have been paid in the first quarter of 1999) since it was in violation of certain of its debt covenants under the Bank Facility as previously discussed and as a result, was prohibited from making any such distribution. The February Waiver prohibits any further distributions to all Unitholders until all outstanding indebtedness under the Bank Facility is repaid in full. Additionally, under the terms of the Purchase Agreement, the Partnership is prohibited from paying any further distributions to Unitholders without the prior written consent of the Purchaser General Partner. Accordingly, no distribution was declared with respect to the first quarter of 1999. Under the terms of the Partnership agreement, each

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

Common Unit has an arrearage of $0.2625, $0.525 and $0.525 per Common Unit related to the third and fourth quarters of 1998 and the first quarter of 1999, respectively, for an aggregate of $8,796,000. Cash distributions on the Partnership's Common and Subordinated Units and the General Partners' Interest are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements and the Purchase Agreement. Accordingly, there can be no assurance that the Partnership will be able to pay any such future distributions.

CONTINGENCIES

     The Partnership continues to have an environmental contingency of the same nature and general magnitude as described in Note 17 to the consolidated financial statements in the Form 10-K. The costs of remediation and third party claims, if any, associated with this environmental contingency may have a material adverse effect on the Partnership's financial position, results of operations or its ability to make distributions to the holders of the Common Units and the Subordinated Units.

     There are a number of lawsuits pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects, business disputes with competitors or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths. In certain cases, the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage in certain matters, the Partnership does not believe that the pending or threatened litigation of which the Partnership is aware will have a material adverse effect on its financial position or its results of operations. Notwithstanding the foregoing, any one of the matters discussed above or all of them taken together may adversely affect the Partnership's financial position, results of operations or its ability to make distributions.

YEAR 2000

     The Partnership has undertaken a study of its internal functional application systems to determine their compliance with Year 2000 issues and, to the extent of noncompliance, the required remediation. The Partnership's study consisted of an eight-step methodology to: (1) obtain an awareness of the issues; (2) perform an inventory of its software and hardware systems; (3) identify its systems and computer programs with year 2000 exposure; (4) assess the impact on its operations by each mission critical application; (5) consider solution alternatives; (6) initiate remediation; (7) perform validation and confirmation testing; and (8) implement. The Partnership has completed steps one through six and expects to complete steps seven and eight by August, 1999. Such study addressed both information technology ('IT') and non-IT systems, including embedded technology such as micro controllers in telephone systems and the Partnership's application programs and communication devices associated with its financial reporting systems in place at each of its retail locations and its corporate headquarters. As a result of such study and subsequent remediation, the Partnership has no reason to believe that any of its mission critical systems are not presently year 2000 compliant. Accordingly, the Partnership does not currently anticipate that internal systems failures will result in any material adverse effect to its operations. However, should the final testing and implementation steps reveal any year 2000 compliance problems which cannot be corrected prior to January 1, 2000 the most reasonably likely worst case scenario is that the Partnership may experience delays in its posting of sales and cash receipts in its general ledger although the Partnership does not believe these delays would be material. In such case, the Partnership's contingency plan would be to revert to a manual system in order to perform the required functions without any significant disruption of business. As of March 31, 1999, the expenses

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

incurred by the Partnership in order to become year 2000 compliant, including software and hardware costs, have been approximately $0.1 million and the current estimated cost to complete such remediation in 1999 is expected to be approximately $0.1 million. Such costs incurred through December 31, 1998 are being expensed as incurred except for the direct purchase costs of software and hardware, which are being capitalized. The software-related costs incurred on or after January 1, 1999 are being capitalized in accordance with the provisions of Statement of Position ('SOP') 98-1.

     An assessment of the readiness of Year 2000 compliance of third-party entities with which the Partnership has relationships, such as its suppliers, banking institutions, customers, payroll processors and others ('Third Party Entities') is ongoing. The Partnership has inquired, or is in the process of inquiring, of the significant aforementioned Third Party Entities as to their readiness with respect to year 2000 compliance and to date has received indications that many of them are in the process of remediation and/or will be year 2000 compliant. The Partnership is, however, subject to certain risks with respect to these Third Party Entities' potential year 2000 non-compliance. The Partnership believes that these risks are primarily associated with its banks and propane suppliers. At present, the Partnership cannot determine the impact on its results of operations in the event of year 2000 non-compliance by these Third Party Entities. In the most reasonably likely worst-case scenario, such year 2000 non-compliance might result in a disruption of business and loss of revenues, including the effects of any lost customers. The Partnership will continue to monitor these Third Party Entities to determine the impact on the business of the Partnership and the actions the Partnership must take, if any, in the event of non-compliance by any of these Third Party Entities. The Partnership is in the process of collecting additional information from Third Party Entities which disclosed that remediation is required and has begun detailed evaluations of these Third Party Entities, as well as those that could not satisfactorily respond, in order to develop its contingency plans in conjunction therewith. The Partnership believes there are multiple vendors of the goods and services it receives from its suppliers and thus the risk of non-compliance with year 2000 by any of its suppliers is mitigated by this factor. In 1998, no single supplier provided over 11% of the Partnership's propane needs with the Partnership purchasing approximately 64% of its propane from 10 suppliers with the balance purchased from over 40 other suppliers. With respect to its customer base, the Partnership believes the majority of its residential customers do not rely upon any systems that are at risk of year 2000 non-compliance and, in addition, no single customer accounts for more than 10% of the Partnership's revenues, thus mitigating the adverse risk to the Partnership's business if some customers are not year 2000 compliant.

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

               NATIONAL PROPANE PARTNERS, L.P. , AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

COMMODITY PRICE RISK

     During the first quarter of 1999, the Partnership was party to simultaneous put and call contracts for propane ('Propane Contracts') with three third parties which expired prior to March 31, 1999. Such contracts required monthly settlements with counterparties through cash exchange of a net amount equal to the difference between monthly index average price and the fixed contract price. The contracts were entered into for purposes other than trading and were in anticipation of market movements in order to protect the Partnership's gross profit on its fixed price sales commitments.

INTEREST RATE RISK

     The Partnership has interest rate risk exposure due to the variable interest rate terms of its Bank Facility. The Bank Facility terms are such that the interest rate fluctuates with changes in the prime rate of interest and/or LIBOR. Assuming an instantaneous increase in interest rates of one percentage point from their levels at March 31, 1999, the Partnership would incur additional annual interest expense of approximately $0.2 million due to the variable interest rate feature of the Bank Facility.

CREDIT RISK

     The Partnership is subject to credit risk with the Propane Contracts to the extent the counterparties do not perform. The Partnership evaluates the financial condition of each counterparty with which it conducts business to reduce exposure to credit risk of non-performance and only executes Propane Contracts with third parties it believes to be well-capitalized. There were no outstanding Propane Contracts at March 31, 1999.

                           PART II. OTHER INFORMATION

     Certain statements in this Quarterly Report on Form 10-Q that are not historical facts, including most importantly, statements relating to the proposed transaction between National Propane Partners, L.P. (the 'Partnership') and Columbia Propane Corporation (and affiliates thereof), information concerning possible or assumed future results of operations of the Partnership and statements preceded by, followed by, or that include the words 'may', 'believes', 'expects', 'anticipates' or the negation thereof, or similar expressions constitute 'forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'). Such forward-looking statements involve risks, uncertainties and other factors which may cause actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. For those statements, the Partnership claims the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such factors include, but are not limited to, the following: changes in wholesale propane prices; regional weather conditions; the ability to attract and retain customers; general economic conditions where the Partnership operates; competition from other energy sources and within the propane industry; success of operating initiatives; development and operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; change in business strategy or development plans; quality of management; availability, terms and deployment of capital; business ability and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; the success of the Partnership in identifying systems and programs that are not yet Year 2000 compliant; unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 non-compliance by customers and/or suppliers; changes in, or failure to comply with, government regulations (including accounting standards, environmental laws and taxation requirements); the costs, uncertainties and other effects of legal and administrative proceedings and other risks and uncertainties referred to in this Quarterly Report on Form 10-Q and other current and periodic filings by the Partnership. The Partnership will not undertake and specifically declines any obligation to publicly release the result of any revisions to any forward-looking statements to reflect events or circumstances after anticipated or unanticipated events. In addition, it is the Partnership's policy generally not to make any specific projections as to future earnings, and the Partnership does not endorse any projections regarding future performance that may be made by third parties.

     Cash distributions on the Partnership's common units are not guaranteed, will depend on future Partnership operating performance and will be affected by among other things, the funding of reserves, operating and capital expenditures and requirements under the Partnership's debt agreements. Cash distributions on the Common Units were suspended in January 1999 with respect to the fourth quarter of 1998 and are currently prohibited under the terms of the Partnership's debt agreements until all bank indebtedness is repaid in full. Under the terms of the Purchase Agreement (as defined in Item 2 of this Quarterly Report on Form 10-Q), the Partnership is prohibited from paying any further distributions to holders of Common Units without prior written consent of the Purchaser General Partner (as defined in Item 2 of this Quarterly Report on Form 10-Q).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Under terms of the Partnership Agreement, the Partnership must distribute 100% of its available cash ('Available Cash') within 45 days of the end of each fiscal quarter. Available Cash under the Partnership Agreement generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the discretion of the Managing General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partners in respect of any one or more of the next four quarters (see Note 11 to the consolidated financial statements contained in the Form 10-K for a more detailed discussion of Available Cash).

On October 21, 1998 the Partnership declared a quarterly distribution for the quarter ended September 30, 1998 of $0.2625 per Common Unit to Unitholders of record on November 6, 1998 paid on November 13, 1998, with a proportionate amount of the General Partnership Interest, or an aggregate of approximately $1.8 million including approximately $0.1 million to the General Partners related to the General Partners' Interest. This distribution represented a 50% reduction from previous quarters. After a careful evaluation of the Partnership's recent financial results, the Board of Directors of the Managing General Partner concluded that a reduced distribution was necessary to maintain financial flexibility in future quarters. With respect to the fourth quarter of 1998, the Partnership was in violation of certain of its debt covenants under the Bank Facility as previously discussed and as such, was prohibited under its debt agreement from making any distribution in respect of the fourth quarter of 1998. Furthermore, the February Waiver prohibits any further distributions to Unitholders until all outstanding indebtedness under the Bank Facility has been repaid in full. In addition, under the terms of the Purchase Agreement, prior to the closing of the Partnership Sale, the Partnership must obtain the prior written consent of the Purchaser General Partner before taking certain specified actions including the payment of any distributions to any unitholders. Accordingly, no distribution was declared with respect to the first quarter of 1999. Under terms of the partnership agreement, the Common Units have arrearages of $0.2625, $0.525 and $0.525 per Common Unit related to the third and fourth quarters of 1998 and the first quarter of 1999, respectively, for an aggregate of approximately $8.8 million.

ITEM 5. OTHER INFORMATION

     On April 9, 1999, the Purchaser, Purchaser Holdings, Purchaser General Partner and Columbia Energy Group, the parent company of Purchaser Holdings, commenced the tender offer (the 'Offer') for all outstanding National Common Units, at a purchase price of $12.00 per National Common Unit, net to the seller in cash without interest thereon. The Purchaser has advised the Partnership that pursuant to the Offer, which expired on May 6, 1999, the Purchaser purchased 5,922,654 National Common Units (representing approximately 88.4% of the National Common Units then outstanding).

     The Company intends to file with the Securities and Exchange Commission an Information Statement on Schedule 14C to furnish to the holders of National Common Units in connection with the special meeting of the Unitholders to be held in connection with the proposed merger (the 'Merger') of the Partnership with and into the Purchaser and Purchaser Holdings, pursuant to the Purchase Agreement. The Merger is the second step, the first being the Offer, in a two-part transaction, the purpose of which is the acquisition by the Purchaser of (i) all of the National Common Units and all of the subordinated units representing subordinated general partner interests in the Partnership, (ii) all of the unsubordinated general partner interests in the Partnership and all of the incentive distribution rights representing general partner interests in the Partnership and (iii) all of the unsubordinated general partner interests in the Operating Partnership and substantially all of the limited partner interests in the Operating Partnership. Pursuant to the Purchase Agreement, upon the consummation of the Merger, (i) the Partnership will be merged with and into the Purchaser, with the Purchaser continuing as the surviving limited partnership, and (ii) each outstanding National Common Unit (other than National Common Units owned by the Purchaser or any of its affiliates) will be converted into the right to receive $12.00 in cash, without interest thereon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

27.1   -- Financial Data Schedule for the three month period ended March 31, 1999 submitted to the Securities and
         Exchange Commission in electronic format.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended March 31, 1999.

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

Date: May 15, 1999